Form 10-Q
period 1996-03-31
CYPRESS EQUIPMENT FUND II LTD
filed 1996-07-15
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549-1004

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                      March 31, 1996


Commission File Number                0-21256


                    Cypress Equipment Fund II, Ltd.
        (Exact name of Registrant as specified in its charter)

          Florida                                    59-3082723
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

  880 Carillon Parkway, St. Petersburg, Florida          33716
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (813) 573-3800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES     X        NO

                                                     Number of Units at
      Title of Each Class                              March 31, 1996

Units of Limited Partnership
Interest:  $1,000 per unit                                  36,469


                  DOCUMENTS INCORPORATED BY REFERENCE

            Parts I and II, 1995 Form 10-K, filed with the Securities and Exchange Commission on June 25, 1996
          Parts III and IV - Form S-1 Registration Statement
              and all amendments and supplements thereto
                           File No. 33-44119

PART I - Financial Information

  Item 1.    Financial Statements

                    CYPRESS EQUIPMENT FUND II, LTD.
                        (a Limited Partnership)

                            BALANCE SHEETS

                                      March 31,    December 31,
                                        1996           1995
   ASSETS                            (Unaudited)     (Audited)

Leased Equipment, at Cost           $ 37,517,043   $ 33,358,046
   Less:  Accumulated
            Depreciation              (6,986,312)    (5,972,307)
                                      30,530,731     27,385,739

Equipment Held for Sale                3,538,636      3,607,031
Residual Participations                        0        134,396
Options                                3,038,114      3,038,114
Rent Receivable                          839,994        760,716
Sales Receivable                               0        110,500
Interest Receivable                            0         63,752
Accounts Receivable - General                  0          3,598
Escrow Deposit                         4,670,400              0
Residual Participations Receivable             0        914,066
Prepaid Expenses                          19,617         21,659
Deferred Debt Costs (Net of
   Accumulated Amortization of
   $151,050 and $144,300,
   Respectively)                          81,458         83,135
Cash and Cash Equivalents              3,229,286      3,186,738

        Total Assets                $ 45,948,236   $ 39,309,444

      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accounts Payable                 $          0   $     61,573
   Interest Payable                       69,159         56,182
   Payable to General Partners           162,480         99,187
   Notes Payable                      16,859,508      9,900,879
   Unearned Revenue                       11,382        109,840

        Total Liabilities             17,102,529     10,227,661

Partners' Equity:
   Limited Partners (36,469 units
    outstanding at March 31, 1996,
    and December 31, 1995)            28,876,189     29,109,906
   General Partners                      (30,482)       (28,123)

        Total Partners' Equity        28,845,707     29,081,783

        Total Liabilities and
          Partners' Equity          $ 45,948,236   $ 39,309,444

                The accompanying notes are an integral
                  part of these financial statements.
                    CYPRESS EQUIPMENT FUND II, LTD.
                        (a Limited Partnership)

                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                 FOR THE THREE MONTHS ENDED MARCH 31,

                                        1996           1995

Revenues:

   Rental Income                    $  2,000,741   $  1,622,806
   Interest Income                        31,809        129,533
   Gain on Sale of Equipment
    Held for Sale                          8,946              0
   Gain on Sale of Equipment                   0          5,582

      Total Revenues                   2,041,496      1,757,921

Operating Expenses:


   Management Fees - General
    Partners                              55,774         88,960
   General and Administrative:
    Affiliate                             12,604          7,262
    Other                                 28,434         61,263
   Interest Expense                      239,071         91,636
   Depreciation and Amortization       1,020,756        752,818

      Total Operating Expenses         1,356,639      1,001,939

Net Income                          $    684,857   $    755,982

Allocation of Net Income:
   Limited Partners                 $    678,008   $    748,422
   General Partners                        6,849          7,560

                                    $    684,857   $    755,982

Net Income (Loss) Per $1,000 Limited
   Partnership Unit Outstanding     $      18.59   $      20.52

Number of Limited Partnership
   Units Outstanding                      36,469         36,469


                The accompanying notes are an integral
                  part of these financial statements.
                    CYPRESS EQUIPMENT FUND II, LTD.
                        (a Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                 FOR THE THREE MONTHS ENDED MARCH 31,

                                        1996           1995

Cash Flows from Operating Activities:
   Net Income                       $    684,857   $    755,982
   Adjustments to Reconcile Net
    Income (Loss) to Net Cash Provided
    by Operation Activities:
        (Gain) Loss on Sale of
          Equipment                            0         (5,582)
        Depreciation and
          Amortization                 1,020,756        752,818
        Deferred Interest on
          Notes Payable                  120,645              0
        Changes in Operating Assets
          and Liabilities:
        (Increase) Decrease in
          Equipment Held for Sale         68,395              0
        (Increase) Decrease in
          Rents Receivable               (79,278)     1,267,758
        (Increase) Decrease in
          Interest Receivable                471              0
        (Increase) Decrease in Accounts
          Receivable - General             3,598              0
        (Increase) Decrease in
          Prepaid Expenses                 2,042        (87,475)
        Increase (Decrease) in
          Accounts Payable               (61,573)       269,543
        Increase (Decrease) in
          Interest Payable                 6,316         12,936
        Increase (Decrease) in
          Payable to:
            General Partners              63,293         13,420
            Affiliates                         0         (5,381)
        Increase (Decrease) in
          Unearned Revenue               (98,458)       (64,593)
           Net Cash Provided by
             (Used in)Operating
             Activities                1,731,064      2,909,426

Cash Flows from Investing Activities:
   Purchases of Equipment                 (3,496)        (6,055)
   Purchases of Options                        0     (3,012,789)
   Proceeds from Sale of Equipment             0          5,582
   (Increase) Decrease in
    Sales Receivable                     110,500              0
   Payment on Notes Receivable                 0        204,737
   Escrow Deposit                     (4,670,400)             0
           Net Cash Provided by
             (Used in) Investing
             Activities               (4,563,396)    (2,808,525)

                    CYPRESS EQUIPMENT FUND II, LTD.
                        (a Limited Partnership)

                 STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)

                 FOR THE THREE MONTHS ENDED MARCH 31,

                                        1996           1995

Cash Flows from Financing Activities:
   Proceeds from Notes Payable         4,900,000      1,476,455
   Payment of Notes Payable           (1,099,114)      (875,391)
   (Increase) Decrease in
    Deferred Debt Costs                   (5,073)        (2,750)
   Distributions to Limited
    Partners                            (911,725)      (911,725)
   Distributions to General
    Partners                              (9,208)        (9,207)
           Net Cash Provided by
             (Used in) Financing
             Activities                2,874,880       (322,618)

Increase (Decrease) in Cash               42,548       (221,717)

Cash and Cash Equivalents at
   Beginning of Period                 3,186,738      8,330,741

Cash and Cash Equivalents at
   End of Period                    $  3,229,286   $  8,109,024

Supplemental Cash Flow Information:
   Interest Paid                    $    112,110   $     78,700

Non-Cash Activities:

Notes Payable increased by $120,645, the amount of Deferred Interest on Notes Payable.

A non-cash reclassification resulted in increases of: Leased
Equipment by $4,155,501; Notes Payable by $3,037,097; and Interest Payable by $6,662.

This reclassification also decreased: Residual Participations by $134,396; Accounts Receivable - Deferred Residual Participation by $914,066; and Accounts Receivable - Deferred Residual Participation Interest by $63,280.

                The accompanying notes are an integral
                  part of these financial statements.
                    CYPRESS EQUIPMENT FUND II, LTD.
                        (a Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

                            March 31, 1996

NOTE 1 - ORGANIZATION

      Cypress Equipment Fund II, Ltd., (the "Partnership"), a Florida limited partnership, was formed November 13, 1991, for the purpose of acquiring and leasing transportation, manufacturing, industrial and other capital equipment. The Partnership was funded with limited partner capital contributions and commenced operations on June 22, 1992. The Partnership will terminate on December 31, 2015, or sooner, in accordance with the terms of the Limited Partnership Agreement. The Partnership has received Limited and General Partner capital contributions of $36,469,000 and $2,000, respectively.

      Cypress Equipment Management Corporation II, a California corporation and a wholly-owned subsidiary of Cypress Leasing Corporation, is the Managing General Partner; RJ Leasing - 2, Inc., a Florida corporation and a second tier subsidiary of Raymond James Financial, Inc., is the Administrative General Partner; and Raymond James Partners, Inc., a Florida corporation and a wholly-owned subsidiary of Raymond James Financial, Inc., is the other General Partner.

      Cash distributions, subject to payment of the equipment management fees, and profits and losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partners. Once each Limited Partner has received cumulative cash distributions equal to his capital contributions, an incentive management fee equaling 4% of cash available for distributions will be paid to the General Partners. When each Limited Partner has received cumulative cash distributions equal to his capital contributions plus an amount equal to 8% of adjusted capital contributions per annum, an incentive management fee equaling 23% of cash available for distributions will be paid to the General Partners.

NOTE 2 - NOTES PAYABLE

      A significant amount of the rental equipment acquired by the Partnership is pledged at time of purchase as collateral for the notes payable.

      During the quarter, $4,900,000 was drawn down against a $10,450,000 credit facility issued by the CIT Group increasing the total outstanding under this credit facility to $6,800,000. Under the terms of the agreement, voluntary prepayments cannot be made until after March 1, 1997 and the loan must be repaid in 1999.
                    CYPRESS EQUIPMENT FUND II, LTD.
                        (a Limited Partnership)

               NOTES TO FINANCIAL STATEMENTS (Continued)
                              (Unaudited)

                            March 31, 1996

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND
AFFILIATES

      The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended
March 31, 1996:

      Equipment Management Fees              $ 55,774
      Acquisition Fees                         64,341
      General and Administrative Costs         12,604
      General Partners' Distributions           9,208

NOTE 4 - BASIS OF PREPARATION

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.


NOTE 5 - CASH AND CASH EQUIVALENTS

      It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and repurchase agreement.
All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $3,229,286 at March 31, 1996, represents cash of $1,835,222, repurchase agreement of $1,265,654, and money market mutual funds of $128,410. At March 31, 1996, the estimated market value of the repurchase agreement was $1,265,654, resulting in no unrealized gain or loss.
                    CYPRESS EQUIPMENT FUND II, LTD.
                        (a Limited Partnership)

               NOTES TO FINANCIAL STATEMENTS (Continued)
                              (Unaudited)

                            March 31, 1996


NOTE 6 - COMMITMENTS AND CONTINGENCIES

      The PLM Options were purchased in March 1995. If the options are exercised upon lease terminations in July 1997, August 1999, and January 2000, the Partnership will pay the strike prices of approximately $572,516, $1,535,122 and $5,137,500 respectively, to the seller for 98 railcars, 193 railcars and 685 railcars, respectively.

NOTE 7 - SUBSEQUENT EVENTS

      On April 30, 1996, the Partnership paid distributions of
$911,725 to the Limited Partners and $9,208 to the General Partners for the quarter ended March 30, 1996.

      On May 7, 1996, equipment with an original cost of $323,089 was sold for $391,250.

      On June 3, 1996, equipment with an original cost of $2,803,539 was sold for $4,215,000.

      On June 18, 1996, equipment with an original cost of $206,863 was sold for $201,000.
                    CYPRESS EQUIPMENT FUND II, LTD.
                        (a Limited Partnership)

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

      Results of Operations

      Rental income increased from $1,622,806 for the three months ended March 31, 1995, to $2,000,741 for the three months ended March 31, 1996. This increase resulted from terminations and sales during the intervening period which reduced revenues by $513,177, the purchase of equipment during the period increased revenues by $942,582. Interest income decreased for the three months ending March 31, 1995 as compared to 1994, because the Partnership had a smaller average balance of cash available for investment.

      Interest expense increased from $91,636 for the three months ended March 31, 1995, to $239,071 for the three months ended March 31, 1996. This increase primarily resulted from a higher average level of debt during the period. Management fee expense decreased from 1995 due to the calculations for two leases purchased after March 31, 1995 being based on the cash received by the Partnership instead of the revenue recognized by the Partnership. Depreciation expense increased for the three months ended March 31, 1996 versus 1995, because the Partnership had a larger depreciable basis of equipment due to purchases in the intervening period.

      The net effect of the above revenue and expense items resulted in a net income of $684,857 for the three months ended March 31, 1996, compared to $755,982 for the three months ended March 31, 1995.

      During the three months ended March 31, 1996, the Partnership incurred $4,900,000 of additional borrowing to establish an escrow account for the purchase of a 40% interest in a partnership. The purchase price will be approximately $10,500,000 including acquisition fees of approximately $290,000.

      Liquidity and Capital Resources

      The primary sources of funds originating in the three months ended March 31, 1996, were $1,731,064 of cash provided by operations, sales proceeds of $110,500, and $4,900,000 of additional borrowing. These sources and Cash and Cash Equivalents as of December 31, 1995, were used to make a deposit into escrow of $4,670,400, notes payments of $1,099,114, cash distributions of $920,933, and to pay operating expenses. As of March 31, 1996, the Partnership had $3,229,286 of Cash and Cash Equivalents. The equipment portfolio is comprised of eight leases which are classified as operating leases and two leases which are classified as full-payout leases.
                    CYPRESS EQUIPMENT FUND II, LTD.
                        (a Limited Partnership)

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)


      Liquidity and Capital Resources (Continued)

      In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources and the resources will be sufficient to meet the Partnership's needs for the foreseeable future. The General
Partners expect to make additional equipment purchases.

      Short-term liquidity requirements consist of funds needed to make distributions and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at March 31, 1996, anticipated future borrowings, and rental income and sales proceeds in the current period.

      In the opinion of the General Partners, the Partnership will have, through rental income and equipment sales proceeds, funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

      The cash balance at March 31, 1996, was $3,229,286. The Partnership had a net income of $684,857 for the three months ended March 31, 1996. After adjusting for depreciation and amortization, and the changes in operating assets and liabilities, net cash provided by operating activities was $1,731,064. Cash used by investing activity was $4,670,400 for an escrow deposit for the purchase of a 40% interest in a partnership. Cash provided by financing activities consisted of proceeds from notes payable in the amount of $4,900,000.

      The Partnership anticipates that Cash and Cash Equivalents at December 31, 1995, and funds from operations in 1996 will be adequate to cover all 1996 operating contingencies.

                    CYPRESS EQUIPMENT FUND II, LTD.
                        (a Limited Partnership)

                            March 31, 1996

PART II - Other Information

  Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits - None.
  (b) Reports on Form 8-K - None.

                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Cypress Equipment Fund II, Ltd.

                                       RJ Leasing - 2, Inc.
                                       Administrative General Partner




Date: July 15, 1996                    By:   /s/J. Davenport Mosby, III
                                             J. Davenport Mosby, III
                                             President



Date: July 15, 1996                    By:   /s/John McDonald
                                             John McDonald
                                             Vice President



Date: July 15, 1996                    By:   /s/Christa Kleinrichert
                                             Christa Kleinrichert
                                             Secretary and Treasurer