Form 10-Q
period 1996-06-30
CYPRESS EQUIPMENT FUND II LTD
filed 1996-08-15
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549-1004

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                 June 30, 1996


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

                   YES     X        NO

                                                Number of Units at
Title of Each Class                                June 30, 1996

Units of Limited Partnership                           36,469
Interest:  $1,000 per unit


                DOCUMENTS INCORPORATED BY REFERENCE

          Parts I and II, 1995 Form 10-K, filed with the
        Securities and Exchange Commission on June 25, 1996
        Parts III and IV - Form S-1 Registration Statement
            and all amendments and supplements thereto
                         File No. 33-44119
PART I - Financial Information

   Item 1.  Financial Statements

                  CYPRESS EQUIPMENT FUND II, LTD.
                      (a Limited Partnership)

                          BALANCE SHEETS
                                  June 30,     December 31,
     ASSETS                         1996           1995
                                 (Unaudited)     (Audited)

Leased Equipment, at Cost       $ 40,026,762   $ 33,358,046
  Less:  Accumulated
           Depreciation           (7,965,198)    (5,972,307)
                                  32,061,564     27,385,739

Equipment Held for Sale              492,680      3,607,031
Residual Participations                    0        134,396
Options                            3,038,114      3,038,114
Rents Receivable                     657,517        760,716
Sales Receivable                           0        110,500
Interest Receivable                        0         63,752
Accounts Receivable - General              0          3,598
Escrow Deposit                     3,505,807              0
Residual Participations Receivable         0        914,066
Prepaid Expenses                      57,598         21,659
Deferred Debt Costs (Net of
  Accumulated Amortization of
  $159,764 and $144,300,
  Respectively)                       91,988         83,135
Cash and Cash Equivalents          5,661,149      3,186,738

       Total Assets             $ 45,566,417   $ 39,309,444

       LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable              $          0   $     61,573
  Interest Payable                    57,402         56,182
  Payable to General Partners        224,329         99,187
  Notes Payable                   15,278,531      9,900,879
  Unearned Revenue                    30,038        109,840

       Total Liabilities          15,590,300     10,227,661

Partners' Equity:
  Limited Partners (36,469 units
    outstanding at June 30, 1996,
    and December 31, 1995)        29,995,294     29,109,906
  General Partners                   (19,177)       (28,123)

       Total Partners' Equity     29,976,117     29,081,783

       Total Liabilities and
         Partners' Equity       $ 45,566,417   $ 39,309,444

                  CYPRESS EQUIPMENT FUND II, LTD.
                      (a Limited Partnership)

                     STATEMENTS OF OPERATIONS
                            (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30,

                                    1996           1995
Revenues:

  Rental Income                 $  3,954,072   $  3,338,229
  Interest Income                     74,982        244,095
  Gain on Sale of Equipment           77,910         54,733
  Gain on Sale of Equipment
    Held for Sale                  1,591,240              0

     Total Revenues                5,698,204      3,637,057

Operating Expenses:

  Management Fees - General
    Partners                         164,961        164,010
  General and Administrative:
    Affiliate                         28,440         20,699
    Other                            132,450        143,952
  Interest Expense                   563,185        228,484
  Depreciation and Amortization    2,072,968      1,635,617

     Total Operating Expenses      2,962,004      2,192,762

Net Income                      $  2,736,200   $  1,444,295

Allocation of Net Income:
  Limited Partners              $  2,708,838   $  1,429,852
  General Partners                    27,362         14,443

                                $  2,736,200   $  1,444,295

Net Income Per $1,000 Limited
  Partnership Unit Outstanding  $      74.28   $      39.21

Number of Limited Partnership
  Units Outstanding                   36,469         36,469
                  CYPRESS EQUIPMENT FUND II, LTD.
                      (a Limited Partnership)

                     STATEMENTS OF OPERATIONS
                            (Unaudited)

                FOR THE THREE MONTHS ENDED JUNE 30,

                                    1996           1995
Revenues:

  Rental Income                 $  1,953,331   $  1,715,423
  Interest Income                     43,173        114,562
  Gain on Sale of Equipment           77,910         49,151
  Gain on Sale of Equipment
    Held for Sale                  1,582,294              0

     Total Revenues                3,656,708      1,879,136

Operating Expenses:

  Management Fees - General
    Partners                         109,187         75,050
  General and Administrative:
    Affiliate                         15,836         13,437
    Other                            104,016         82,689
  Interest Expense                   324,114        136,848
  Depreciation and Amortization    1,052,212        882,799

     Total Operating Expenses      1,605,365      1,190,823

Net Income                      $  2,051,343   $    688,313

Allocation of Net Income:
  Limited Partners              $  2,030,830   $    681,430
  General Partners                    20,513          6,883

                                $  2,051,343   $    688,313

Net Income Per $1,000 Limited
  Partnership Unit Outstanding  $      55.69   $      18.69

Number of Limited Partnership
  Units Outstanding                   36,469         36,469
                  CYPRESS EQUIPMENT FUND II, LTD.
                      (a Limited Partnership)

                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30,

                                    1996           1995

Cash Flows from Operating Activities:
  Net Income                    $  2,736,200   $  1,444,295
  Adjustments to Reconcile Net
     Income to Net Cash Provided
     by (Used in) Operating Activities:
      (Gain) Loss on Sale of
        Equipment                    (77,910)       (54,733)
      Depreciation and
        Amortization               2,072,968      1,635,617
      Deferred Interest on
        Notes Payable                243,072              0
      Changes in Operating Assets
        and Liabilities:
       (Increase) Decrease in
        Equipment Held for Sale    3,114,351              0
       (Increase) Decrease in
        Rents Receivable             103,199        147,225
       (Increase) Decrease in
        Interest Receivable              471              0
       (Increase) Decrease in
        Accounts Receivable-
        General                        3,598              0
       (Increase) Decrease in
        Prepaid Expenses             (35,939)       (62,696)
       Increase (Decrease) in
        Accounts Payable             (61,573)       264,162
       Increase (Decrease) in
        Interest Payable              (5,441)        19,883
       Increase (Decrease) in
        Payable to:
          General Partners           125,142        (22,451)
          Affiliates                       0         (5,381)
       Increase (Decrease) in
        Unearned Revenue             (79,802)       (90,476)
          Net Cash Provided by
            Operating Activities   8,138,336      3,275,445
Cash Flows from Investing Activities:
  Purchases of Equipment          (2,678,918)    (3,832,937)
  Purchase of Options                      0     (3,036,623)
  Purchase of Residual
    Participations                         0       (123,385)
  Proceeds from Sale of Equipment    179,000      3,052,343
  (Increase) Decrease in
    Sales Receivable                 110,500              0
  Payment on Note Receivable               0        247,736
  Escrow Deposit                  (3,505,807)             0
          Net Cash (Used in)
            Investing Activities  (5,895,225)    (3,692,866)

Cash Flows from Financing Activities:
  Proceeds from Notes Payable      6,278,197      4,367,546
  Payment of Notes Payable        (4,180,714)    (2,011,103)
  (Increase) Decrease in
    Deferred Debt Costs              (24,317)        (4,250)
  Distributions to
    Limited Partners              (1,823,450)    (2,159,329)
  Distributions to
    General Partners                 (18,416)       (21,810)
          Net Cash Provided by
            Financing Activities     231,300        171,054

Increase (Decrease) in Cash        2,474,411       (246,367)

Cash and Cash Equivalents at
  Beginning of Period              3,186,738      8,330,741

Cash and Cash Equivalents at
  End of Period                 $  5,661,149   $  8,084,374

Supplemental Cash Flow Information:
  Interest Paid                 $    325,555   $    208,601

Non-Cash Activities:

Notes Payable increased by $243,072, the amount of Deferred Interest on Notes Payable.

A 1996 non-cash reclassification resulted in increases of: Leased
Equipment by $4,155,501; Notes Payable by $3,037,097; and Interest Payable by $6,662.

This reclassification also decreased: Residual Participations by $134,396; Residual Participations Receivable by $914,066; and
Accounts Receivable - Interest by $63,280.
                  CYPRESS EQUIPMENT FUND II, LTD.
                      (a Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

                           June 30, 1996

NOTE 1 - ORGANIZATION

      Cypress Equipment Fund II, Ltd. (the "Partnership"), a Florida limited partnership, was formed November 13, 1991, for the purpose of acquiring and leasing transportation, manufacturing, industrial and other capital equipment. The Partnership was funded with limited partner capital contributions and commenced operations on June 22, 1992. The Partnership will terminate on December 31, 2015, or sooner, in accordance with the terms of the Limited Partnership Agreement. The Partnership has received Limited and General Partner capital contributions of $36,469,000 and $2,000, respectively.

      Cypress Equipment Management Corporation II, a California corporation and a wholly-owned subsidiary of Cypress Leasing Corporation, is the Managing General Partner; RJ Leasing - 2, Inc., a Florida corporation and a second-tier subsidiary of Raymond James Financial, Inc., is the Administrative General Partner; and Raymond James Partners, Inc., a Florida corporation and a wholly-owned subsidiary of Raymond James Financial, Inc., is the other General Partner.

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

NOTE 2 - NOTES PAYABLE

      A significant amount of the rental equipment acquired by the Partnership is pledged at time of purchase as collateral for the notes payable.
                  CYPRESS EQUIPMENT FUND II, LTD.
                      (a Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (Unaudited)

                           June 30, 1996

NOTE 2 - NOTES PAYABLE (Continued)

      During the six months ended June 30, 1996, $4,900,000 was drawn down against a $10,450,000 credit facility issued by the CIT Group and $2,000,000 was paid resulting in an outstanding balance of $4,800,000 as of June 30, 1996. Under the terms of the agreement, voluntary prepayments cannot be made until after March 1, 1997 and the loan must be repaid in 1999.

      Additional notes payable in the amount of $1,378,197 originated during the six months. The maturities of these notes are: 1996 - $228,450; 1997 - $423,323; 1998 - $477,434; 1999 -
$248,990.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND
         AFFILIATES

      The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 1996:

      Equipment Management Fees           $  164,961
      Acquisition Fees                        74,013
      General and Administrative Costs        28,440
      General Partners' Distributions         18,416

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

             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (Unaudited)

                           June 30, 1996

NOTE 5 - CASH AND CASH EQUIVALENTS

      It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash
Equivalents are considered held-to-maturity. The balance of $5,661,149 at June 30, 1996, represents cash of $60,680, a repurchase agreement of $3,988,723, and money market mutual funds of $1,611,746.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

      On June 30, 1996, the Partnership purchased a 9.9% interest in a partnership which owns boiler equipment used in a paper pulp processing mill for $2,675,422. The Partnership is committed to buying an additional 30.1% interest in December 1996, contingent upon a new agreement among the owner-participants concerning the remarketing of the equipment.

      In March 1995, the Partnership purchased various railcar options. If the options are exercised upon lease terminations in July 1997, August 1999, and January 2000, the Partnership will pay the strike prices of approximately $572,516, $1,535,122, and $5,137,500 respectively, to the seller for 98 railcars, 193 railcars and 685 railcars, respectively.

NOTE 7 - SUBSEQUENT EVENTS

      On July 18, 1996 the partnership received insurance proceeds of $912,756 for settlement of damages under the Partnership's supplemental insurance policy for 231 railroad cars that had been previously leased to Illinois Central.

      On July 31, 1996, the Partnership paid distributions of
$911,725 to the Limited Partners and $9,208 to the General Partners for the quarter ended June 30, 1996.
                  CYPRESS EQUIPMENT FUND II, LTD.
                      (a Limited Partnership)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Six Months Ended June 30, 1996, Compared to Six Months Ended
  June 30, 1995

      Rental income increased from $3,338,229 for the six months ended June 30, 1995, to $3,954,072 for the six months ended June 30, 1996. An increase of $1,621,000 in revenues resulted from the purchase of equipment with leases in place during the intervening period. This was offset by a $1,005,000 decrease in revenues from leases that were terminated or equipment that was sold during the intervening period. Interest income decreased for the six months ended June 30, 1996, as compared to 1995, because the Partnership had a lower average balance of cash available for investment.

      Interest expense increased from $228,484 for the six months ended June 30, 1995, to $563,185 for the six months ended June 30, 1996. This increase primarily resulted from a higher average level of debt during the period. Management fee expense was about the same for the six months ended June 30, 1996, as compared to 1995, due to the calculations of two leases being based on the cash received by the Partnership instead of the revenue recognized by the Partnership. Depreciation expense increased for the six months ended June 30, 1996 versus 1995, because the Partnership had a higher depreciable basis of equipment due to new lease commitments.

      During the six months ended June 30, 1996, equipment with an original cost of $3,472,764 was sold for $4,954,863, resulting in a
gain on sale of $1,669,150.            .

      The net effect of the above revenue and expense items resulted in a net income of $2,736,200 for the six months ended June 30, 1996, compared to $1,444,925 for the six months ended June 30, 1995.

      During the six months ended June 30, 1996, the Partnership incurred $6,278,197 of additional borrowing and principal payments of $4,180,714 were made on notes.

  Three Months Ended June 30, 1996, Compared to Three Months Ended
  June 30, 1995

      Rental income increased from $1,715,423 for the three months ended June 30, 1995, to $1,953,331 for the three months ended June 30, 1996. An increase of $678,000 in revenues resulted from the purchase of equipment with leases in place in the intervening period. This was offset by a $399,000 decrease in revenues from leases that were terminated or equipment that was sold during the intervening period and a $41,000 decrease in revenues due to reduced re-lease rates. Interest income decreased for the three months ended June 30, 1996, as compared to 1995, because the Partnership had a lower average balance of cash available for investment.
                  CYPRESS EQUIPMENT FUND II, LTD.
                      (a Limited Partnership)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Results of Operations (Continued)

  Three Months Ended June 30, 1996, Compared to Three Months Ended
  June 30, 1995

      Interest expense increased from $136,848 for the three months ended June 30, 1995, to $324,114 for the three months ended June 30, 1996. This increase resulted from a higher average level of debt during the period. Management fee expense was higher for the three months ended June 30, 1996, as compared to 1995 because of an increase in revenues. Depreciation expense increased for the three months ended June 30, 1996 versus 1995, because the Partnership had a higher depreciable basis of equipment due to purchases.

      During the three months ended June 30, 1996, equipment with an original cost of $3,333,491 was sold for $4,807,250, resulting in a gain on sale of $1,660,204.

      The net effect of the above revenue and expense items resulted in a net income of $2,051,343 for the three months ended June 30, 1996, compared to $688,313 for the three months ended June 30, 1995.

      During the three months ended June 30, 1996, the Partnership incurred $1,378,197 of additional borrowing and made $3,081,600 of principal payments on notes.

  Liquidity and Capital Resources

      Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at June 30, 1996, anticipated future borrowings, and future rental income, interest income, and sales proceeds.

       For the six months ended June 30, 1996, the Partnership had a net income of $2,736,200. After adjusting net income during this period for depreciation and amortization, gain on sale, and the changes in operating assets and liabilities, net cash provided by operating activities was $8,138,336. Cash provided by investing activities consisted primarily of sales proceeds of $289,500. Cash used in investing activities was $3,505,807 for an escrow deposit and $2,678,918 for the purchase of equipment. Cash provided by financing activities consisted primarily of proceeds from notes payable in the amount of $6,278,197. Cash used in financing activities was $4,180,714 in payment of notes payable and to pay







                  CYPRESS EQUIPMENT FUND II, LTD.
                      (a Limited Partnership)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  Liquidity and Capital Resources (Continued)

cash distributions to limited and general partners of $1,841,866. In total, during the six months ending June 30, 1996, Cash and Cash Equivalents increased $2,474,411 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of June 30, 1996, of $5,661,149.

      In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at June 30, 1996, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

                  CYPRESS EQUIPMENT FUND II, LTD.
                      (a Limited Partnership)

                           June 30, 1996



PART II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K

   a)  Exhibits - None.
   b)  Reports on Form 8-K - None.

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


                                    Cypress Equipment Fund II, Ltd.

                                    RJ Leasing - 2, Inc.
                                    Administrative General Partner




Date: August 14, 1996                By:  /s/J. Davenport Mosby III
                                          J. Davenport Mosby, III
                                          President



Date: August 14, 1996                By:  /s/John M. McDonald
                                          John M. McDonald
                                          Vice President



Date: August 14, 1996                By:  /s/Christa Kleinrichert
                                          Christa Kleinrichert
                                          Secretary and Treasurer