Form 10-Q
period 1996-09-30
CYPRESS EQUIPMENT FUND II LTD
filed 1996-12-02
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC  20549-1004

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended            September 30, 1996

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

                                             Number of Units at
     Title of Each Class                     September 30, 1996

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

PART I - Financial Information

     Item 1.  Financial Statements

                 CYPRESS EQUIPMENT FUND II, LTD.
                     (a Limited Partnership)

                         BALANCE SHEETS
                                    September 30,  December 31,
                                        1996           1995
                                    ------------   ------------
     ASSETS                          (Unaudited)     (Audited)

Leased Equipment, at Cost           $ 39,880,765   $ 33,358,046
  Less:  Accumulated Depreciation     (8,990,608)    (5,972,307)
                                    ------------   ------------
                                      30,890,157     27,385,739

Equipment Held for Sale                  492,680      3,607,031
Residual Participation                         0        134,396
Deposit on Equipment                   3,106,501              0
Options                                3,038,114      3,038,114
Rent Receivable                          679,240        760,716
Sales Receivable                               0        110,500
Interest Receivable                       99,803         63,752
Accounts Receivable - General                  0          3,598
Escrow Deposit                         3,504,817              0
Residual Participations Receivable             0        914,066
Prepaid Expenses                          81,376         21,659
Deferred Debt Costs (Net of
  Accumulated Amortization of
  $168,570 and $144,300,
  Respectively)                           91,069         83,135
Cash and Cash Equivalents              6,347,673      3,186,738
                                    ------------   ------------
     Total Assets                   $ 48,331,430   $ 39,309,444
                                    ============   ============
     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                  $          0   $     61,573
  Interest Payable                        78,712         56,182
  Payable to:  General Partners          118,679         99,187
  Notes Payable                       17,419,402      9,900,879
  Unearned Revenue                       215,687        109,840
                                    ------------   ------------
     Total Liabilities                17,832,480     10,227,661
                                    ------------   ------------
Partners' Equity:
  Limited Partners (36,469 units
    outstanding at September 30, 1996,
    and December 31, 1995)            30,512,897     29,109,906
  General Partners                       (13,947)       (28,123)
                                    ------------   ------------
     Total Partners' Equity           30,498,950     29,081,783
                                    ------------   ------------
     Total Liabilities and
       Partners' Equity             $ 48,331,430   $ 39,309,444
                                    ============   ============
           The accompanying notes are an integral part of these financial statements.

                 CYPRESS EQUIPMENT FUND II, LTD.
                     (a Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                        1996           1995
                                    ------------   ------------
Revenues:

  Rental Income                     $  5,914,206   $  4,930,378
  Interest Income                        249,265        359,026
  Gain on Sale of Equipment            1,066,586         53,348
  Gain on Sale of Equipment
    Held for Sale                      1,591,240              0
                                    ------------   ------------
    Total Revenues                     8,821,297      5,342,752
                                    ------------   ------------

Operating Expenses:

  Management Fees - General Partners     164,711        227,477
  General and Administrative:
    Affiliate                             52,172         39,847
    Other                                358,876        193,114
  Interest Expense                       885,174        419,471
  Depreciation and Amortization        3,180,398      2,583,327
                                    ------------   ------------
    Total Operating Expenses           4,641,331      3,463,236
                                    ------------   ------------
Net Income                          $  4,179,966   $  1,879,516
                                    ============   ============

Allocation of Net Income :

  Limited Partners                  $  4,138,166   $  1,860,721
  General Partners                        41,800         18,795
                                    ------------   ------------
                                    $  4,179,966   $  1,879,516
                                    ============   ============

Net Income Per $1,000 Limited
  Partnership Unit Outstanding      $     113.47   $      51.02
                                    ============   ============

Number of Limited Partnership
  Units Outstanding                       36,469         36,469
                                    ============   ============

           The accompanying notes are an integral part of these financial statements.

                 CYPRESS EQUIPMENT FUND II, LTD.
                     (a Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

            FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                        1996           1995
                                    ------------   ------------
Revenues:

  Rental Income                     $  1,960,134   $  1,592,150
  Interest Income                        174,283        114,930
  Gain on Sale of Equipment              988,676              0
                                    ------------   ------------
    Total Revenues                     3,123,093      1,707,080
                                    ------------   ------------

Operating Expenses:

  Management Fees - General Partners        (250)        63,467
  General and Administrative:
    Affiliate                             23,732         19,148
    Other                                226,426         49,162
  Interest Expense                       321,989        190,987
  Loss on Sale of Rental Equipment             0          1,385
  Depreciation and Amortization        1,107,430        947,710
                                    ------------   ------------
    Total Expenses                     1,679,327      1,271,859
                                    ------------   ------------
Net Income                          $  1,443,766   $    435,221
                                    ============   ============

Allocation of Net Income :

  Limited Partners                  $  1,429,328   $    430,869
  General Partners                        14,438          4,352
                                    ------------   ------------
                                    $  1,443,766   $    435,221
                                    ============   ============

Net Income Per $1,000 Limited
  Partnership Unit                  $      39.19   $      11.81
                                    ============   ============
Number of Limited Partnership Units       36,469         36,469
                                    ============   ============

           The accompanying notes are an integral part of these financial statements.

                 CYPRESS EQUIPMENT FUND II, LTD.
                     (a Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                        1996           1995
                                    ------------   ------------

Cash Flows from Operating Activities:
  Net Income                        $  4,179,966   $  1,879,516
  Adjustments to Reconcile Net
    Income to Net Cash Provided
    by (Used in) Operating Activities:
      (Gain) Loss on Sale of
        Equipment                     (1,066,586)       (53,348)
      Depreciation and
        Amortization                   3,180,398      2,583,327
      Deferred Interest on
        Notes Payable                    368,302              0
      Changes in Operating Assets
        and Liabilities:
           (Increase) Decrease in
             Equipment Held for Sale   3,114,351              0
           (Increase) Decrease in
             Rent Receivable              81,476        373,856
           (Increase) Decrease in
             Interest Receivable         (99,331)             0
           (Increase) Decrease in
             Accounts Receivable -
               General                     3,598              0
           (Increase) Decrease in
             Prepaid Expenses            (59,717)         4,745
           Increase (Decrease) in
             Interest Payable             15,868         82,202
           Increase (Decrease) in
             Payable to:
               General Partners           19,492        (40,067)
               Affiliates                      0         (5,381)
               Other                     (61,573)             0
           Increase (Decrease) in
             Unearned Revenue            105,847        (78,392)
                                    ------------   ------------
          Net Cash Provided by
            Operating Activities       9,782,091      4,746,458
                                    ------------   ------------

Cash Flows from Investing Activities:
  Purchase of Equipment               (2,708,215)   (10,246,842)
  Purchase of Options                          0     (3,030,146)
  Purchase of Residual Participation           0       (130,492)
  Deposit on Equipment                (3,106,501)             0
  Proceeds from Sale of Equipment      1,269,756      3,050,958
  (Increase) Decrease in
    Sales Receivable                     110,500        (39,275)
  Payment on Notes Receivable                  0        299,961
  Escrow Deposit                      (3,504,817)             0
                                    ------------   ------------

          Net Cash Provided by (Used in)
            Investing Activities      (7,939,277)   (10,095,836)
                                    ------------   ------------

Cash Flows from Financing Activities:
  Proceeds from Notes Payable          9,278,197      8,408,270
  Payment of Notes Payable            (5,165,073)    (2,737,534)
  (Increase) Decrease in
    Deferred Debt Costs                  (32,204)       (96,367)
  Distributions to
    Limited Partners                  (2,735,175)    (3,071,054)
  Distributions to
    General Partners                     (27,624)       (31,018)
                                    ------------   ------------
         Net Cash Provided by
            Financing Activities       1,318,121      2,472,297
                                    ------------   ------------

Increase (Decrease) in Cash            3,160,935     (2,877,081)

Cash and Cash Equivalents at
  Beginning of Period                  3,186,738      8,330,741
                                    ------------   ------------

Cash and Cash Equivalents at
  End of Period                     $  6,347,673   $  5,453,660
                                    ============   ============

Supplemental Cash Flow Information:
  Interest Paid                     $    501,004   $    419,471
                                    ============   ============




Non-Cash Activities:

Notes Payable increased by $368,302, the amount of Deferred
Interest on Notes Payable.

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

                 CYPRESS EQUIPMENT FUND II, LTD.
                     (a Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

                       September 30, 1996

NOTE 1 - ORGANIZATION

    Cypress Equipment Fund II, Ltd. (the "Partnership"), a Florida limited partnership, was formed November 13, 1991, for the purpose of acquiring and leasing transportation, manu-facturing, industrial and other capital equipment. The Partnership was funded with limited partner capital contributions and commenced operations on June 22, 1992. The Partnership will terminate on December 31, 2015, or sooner, in accordance with the terms of the Limited Partnership Agreement. The Partnership has received Limited and General Partner capital contributions of $36,469,000 and $2,000, respectively.

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

    Cash distributions, subject to payment of the equipment management fees, and profits and losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partners. Once each Limited Partner has received cumulative cash distributions equal to his capital contributions, an incentive management fee equaling 4% of cash available for distribution will be paid to the General Partners. When each Limited Partner has received cumulative cash distributions equal to his capital contributions plus an amount equal to 8% of adjusted capital contributions per annum, an incentive management fee equaling 23% of cash available for distribution will be paid to the General Partners.

NOTE 2 - NOTES PAYABLE

    A significant amount of the rental equipment acquired by the Partnership is pledged at time of purchase as collateral for the notes payable.

    During the nine months ended September 30, 1996, $4,900,000 was drawn down against a $10,450,000 credit facility issued by the CIT Group and $2,000,000 was repaid, resulting in an outstanding balance of $4,800,000 as of September 30, 1996.
Under the terms of the agreement, voluntary prepayments cannot be made until after March 1, 1997 and the loan must be repaid in 1999.

    Additional notes payable in the amount of $4,378,197 originated during the nine months. The maturities of these notes are: 1996 - $2,028,450; 1997 - $423,323; 1998 - $477,434; 1999 -
$248,990; after 2000 - $1,200,000.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND
AFFILIATES

    The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 1996:

    Equipment Management Fees           $  164,711
    General and Administrative Costs        52,172
    General Partners' Distributions         27,624
    Acquisition Fees                       159,513

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

NOTE 5 - CASH AND CASH EQUIVALENTS

    It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $6,347,673 at September 30, 1996, represents cash of $100,167, a repurchase agreement of $4,640,000, and money market funds of $1,607,506.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

    On June 30, 1996, the Partnership purchased a 9.9% interest in a partnership which owns boiler equipment used in a paper pulp processing mill for $2,704,317. The Partnership is committed to buying an additional 30.1% interest in December 1996.

    In March 1995, the Partnership purchased various railcar options. If the options are exercised upon lease terminations in July 1997, August 1999, and January 2000, the Partnership will pay the strike prices of approximately $572,516, $1,535,122, and $5,137,500 respectively, to the seller for 98 railcars, 193 railcars and 685 railcars, respectively.

NOTE 7 - SUBSEQUENT EVENTS

    On October 31, 1996, the Partnership paid distributions of
$911,725 to the Limited Partners and $9,208 to the General
Partners for the quarter ended September 30, 1996.

                 CYPRESS EQUIPMENT FUND II, LTD.
                     (a Limited Partnership)

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

    Results of Operations

    Nine Months Ended September 30, 1996, Compared to Nine
    Months Ended September 30, 1995

    Rental income increased from $4,930,378 for the nine months ended September 30, 1995, to $5,914,206 for the nine months ended September 30, 1996. While sales, casualties, and reduced re-lease rates during the intervening period reduced revenues by $1,108,824, the purchase of equipment during the intervening period increased revenue by $2,092,652. Interest income decreased for the nine months ended September 30, 1996, as compared to 1995, because the Partnership had a lower average balance of cash available for investment.

    Interest expense increased from $419,471 for the nine months ended September 30, 1995, to $885,174 for the nine months ended September 30, 1996. This increase resulted from an increased average level of debt during the period. Management fee expense was less for the nine months ended September 30, 1996, as compared to 1995, due to the calculations on two leases being based on the cash received by the Partnership instead of the revenues recognized by the Partnership. Depreciation expense increased for the nine months ended September 30, 1996 versus 1995, because the Partnership had a larger depreciable basis of equipment.

    During the nine months ended September 30, 1995, Rental Equipment with an original cost of $5,061,689 was sold for a gain of $53,348. During the nine months ended September 30, 1996, Rental Equipment with an original cost of $340,997 was sold for a gain of $153,830. There were additional insurance proceeds of $912,756 on units previously declared as casualties. Rental Equipment Held for Sale with a net book value of $3,178,691 was sold at a gain of $1,591,240.

    The net effect of the above revenue and expense items resulted in net income of $4,179,966 for the nine months ended
September 30, 1996, compared to $1,879,516 for the nine months ended September 30, 1995.

    During the nine months ended September 30, 1996, the Partnership incurred $9,278,197 of additional borrowing and made
$5,165,073 of principal payments on notes.

    Three Months Ended September 30, 1996, compared to Three
    Months Ended September 30, 1995

    Rental income increased from $1,592,150 for the three months ended September 30, 1995, to $1,960,134 for the three months ended September 30, 1996. While sales and reduced re-lease rates during the intervening period reduced revenues by $159,300, the purchase of equipment during the intervening period increased revenues by $527,284. Interest income increased for the three months ended September 30, 1996, as compared to 1995, because the Partnership had a larger average balance of cash available for investment.

    Interest expense increased from $190,987 for the three months ended September 30, 1995, to $321,989 for the three months ended September 30, 1996. This increase resulted from a increased average level of debt during the period. Management fee expense was less for the three months ended September 30, 1996, as compared to 1995, because of a recalculation of management fees. Depreciation expense increased for the three months ended September 30, 1996 versus 1995, because the Partnership had a larger depreciable basis of equipment.

    There were no sales of equipment in the three months ended September 30, 1995. During the three months ended September 30, 1996, Rental Equipment with an original cost of $175,294 was sold for a gain of $75,920. There were additional insurance proceeds of $912,756 on units previously declared as casualties.

    The net effect of the above revenue and expense items resulted in net income of $1,443,766 for the three months ended
September 30, 1996, compared to $435,221 three months ended
September 30, 1995.

    During the three months ended September 30, 1996, the
Partnership incurred $3,000,000 of additional borrowing and made
$984,359 of principal payments on notes.
    Liquidity and Capital Resources

    Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at September 30, 1996, anticipated future borrowings, and future rental income, interest income, and sales proceeds.

     For the nine months ended September 30, 1996, the Partnership had a net income of $4,179,966. After adjusting net income during this period for depreciation and amortization, gain on sale, and the changes in operating assets and liabilities, net cash provided by operating activities was $9,782,091. Cash provided by investing activities consisted primarily of sales and casualty proceeds of $1,269,756. Cash used in investing activities was $3,504,817 for an escrow deposit, $2,708,215 for the purchase of equipment, and $3,106,501 for a deposit on equipment. Cash provided by financing activities consisted primarily of proceeds from notes payable in the amount of $9,278,197. Cash used in financing activities was $5,165,073 for payment of notes payable and $2,762,799 for distributions to limited and general partners. In total, during the nine months ending September 30, 1996, Cash and Cash Equivalents increased $3,160,935, resulting in an ending Cash and Cash Equivalent balance as of September 30, 1996, of $6,347,673.

    In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at September 30, 1996, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

                 CYPRESS EQUIPMENT FUND II, LTD.
                     (a Limited Partnership)

                       September 30, 1996



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


                              Cypress Equipment Fund II, Ltd.

                              RJ Leasing - 2, Inc.
                              Administrative General Partner




Date:  November 26, 1996      By:  /s/J. Davenport Mosby, III
                                   -----------------------------
                                   J. Davenport Mosby, III
                                   President



Date:  November 26, 1996      By:  /s/John McDonald
                                   -----------------------------
                                   John McDonald
                                   Vice President



Date:  November 26, 1996      By:  /s/Christine Kleinrichert
                                   -----------------------------
                                   Christine Kleinrichert
                                   Secretary and Treasurer