Form 10-K
period 1996-12-31
CYPRESS EQUIPMENT FUND II LTD
filed 1997-06-16
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC. 20549-1004

                                 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 1996
Commission file number                      0-21256
                        CYPRESS EQUIPMENT FUND II, LTD.
  (Exact name of Registrant as specified in its charter)

            Florida                                       59-3082723
(State or other jurisdiction or                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

   880 Carillon Parkway, St. Petersburg, Florida                33716
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code      (813) 573-3800
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  50,000

                            Title of Each Class
                   Units of Limited Partnership Interest
                              $1,000 per unit

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES     X        NO
                        -------         -------

Number of shares outstanding of each of Registrant's classes of securities:
                                               Number of Units
   Title of Each Class                       at December 31, 1996
----------------------                       --------------------

Units of Limited Partnership                        36,469
Interest:  $1,000 per unit

                    DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------
            Parts III and IV - Form S-1 Registration Statement
                and all amendments and Supplements thereto
                             File No. 33-44119
                             PART I

Item 1.   BUSINESS

General Development of Business -

     The Registrant is a Florida limited partnership (the "Partnership") composed of Cypress Equipment Management Corporation II, a California corporation and a wholly-owned subsidiary of Cypress Leasing Corporation, as the Managing General Partner; RJ Leasing - 2, Inc., a Florida corporation and a second-tier subsidiary of Raymond James Financial, Inc., as the Administrative General Partner; Raymond James Partners, Inc., a Florida corporation and a wholly-owned subsidiary of Raymond James Financial, Inc., as the other General Partner; and purchasers of partnership units as Limited Partners.

Financial Information about Industry Segments -

     The Registrant is engaged in only one industry segment, to acquire transportation, manufacturing, industrial and other capital equipment (the "Equipment") and lease the Equipment to third parties.

Narrative Description of Business -

     The Partnership's business is to acquire and lease equipment, primarily through full payout and operating leases expected to generate income over the useful life of the Equipment, and to generate cash distributions to the Limited Partners from leasing revenues and proceeds from the sale or other disposition of the Equipment owned by the Partnership.

     The Registrant has no direct employees. The General Partners have full and exclusive discretion in management and control of the Partnership.

     The equipment leasing industry is highly competitive and offers to users an alternative to the purchase of nearly every type of equipment. In seeking lessees, the Partnership will compete with manufacturers of equipment who provide leasing programs and with established leasing companies and equipment brokers. In addition, there are numerous other potential investors, including limited partnerships, organized and managed similarly to the Partnership, seeking to purchase equipment subject to leases, some of which have greater financial resources and more experience than the Partnership or the General Partners.

Item 2.   PROPERTIES

     The Registrant commenced operations in June 1992, and as of December 31, 1996, the original cost of Equipment owned by the Partnership was $49,984,701, all of which are located within the United States. Equipment and related information consist of the following:

                                                           FUTURE REVENUE
                                LEASE                       OF REMAINING
                              MATURITIES     ACQUISITION    LEASE TERM AT
         EQUIPMENT           AT 12/31/96         COST         12/31/96
--------------------------  -------------   -------------- ----------------

Aircraft                    March 1997       $ 1,537,519    $     85,720

Tank Barges                 December 1997     3,623,484          988,251

Locomotives                 November 1998     1,745,717          666,976

Self Unloading Bulk         November 1998     8,773,564        2,015,891
Carrier

Recovery Boiler Facility    July 1999        10,331,910        5,502,779

Electronic Banking          October 1997     10,336,844        5,903,473
Equipment                   -August 2000

Offlease:

3 Aircraft (5)                                5,438,086

Aircraft (1)                                  1,519,874

Peak Power Generating
Units (2)                                     4,100,606

Tank Cars (3)                                    36,137

Hopper Cars (4)                               2,540,960
                                            ------------   --------------
TOTAL                                       $ 49,984,701   $   15,163,090
                                            ============   ==============

(1)  Equipment was placed on a 7 year lease subsequent to year end.
(2) The lessee has exercised its option to purchase the equipment. See "Legal Proceedings".
(3)  Equipment was sold subsequent to year end.
(4)  Equipment is subject to a dispute with the lessee.  See "Legal
Proceedings".
(5)  Letter of intent to lease was received subsequent to year end.

    The lessees and the percentages of total equipment owned are as follows:

               Federal Paper Board, Inc.         21%
               Oglebay Norton Company            18%
               Hughes Network Systems, Inc.      16%
               Dow Chemical Company               7%
               Affiliated Computer Services, Inc. 5%
               Skywest Airlines, Inc.             3%
               Southern Pacific
               Transportation Company             3%
               Equipment Pending Re-lease        14%
               Equipment Held for Sale           13%
                                                ----
                                                100%
                                                ====

     The Partnership owns three Options, purchased for an acquisition cost of $3,033,618, to buy rail equipment at various lease expiration dates from July 1997 through January 2000. The Partnership paid $3,109,549 for the right to obtain title to certain equipment on December 30, 2002, at the expiration of the lease.


Item 3.   LEGAL PROCEEDINGS

     The Illinois Central Gulf Railroad transaction was purchased in September 1992. In 1994 a total of 234 of the original 398 hopper cars were declared casualtied by the lessee and the casualty proceeds as required under the lease were paid to the Partnership. The Partnership has brought a legal action against the lessee for damages associated with the return condition of the remaining 162 cars subject to the lease. The cars are currently stored on the Illinois Central tracks pending resolution of the dispute.

     The Pennsylvania Power and Light Company lease expired in May 1996. Under the lease, the lessee is entitled to purchase the equipment at fair market value, determined by an appraisal, at the expiration of the lease if the lessee has given 180 days prior notice to the Partnership. The lessee provided this notification. Subsequently the lessee brought a legal action against the Partnership seeking to have their exercise of the purchase option revoked or to have the court define "fair market value." This action has been dismissed by the court. The equipment is currently located on the lessee's premises, pending resolution under the appraisal mechanism of the price to be paid for the equipment.

     Varilease, the seller of the Hughes transaction to the Partnership, has initiated legal action against the partnership for enforcement of certain provision in the sales agreement. At this time management does not believe that there is any material liability.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1996.
                            PART II

Item 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SECURITY
          HOLDER MATTERS

         (a)The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

         (b)Approximate number of equity security holders:

                                         Number of Record Holders
  Title of Each Class                     as of December 31, 1996

Units of Limited Partnership Interest                  1,894
General Partner Interests                                  3

Item 6.   SELECTED FINANCIAL DATA

                  1996        1995       1994        1993         1992*
Total
Revenues       $10,873,477  $7,119,741  $8,672,375  $ 5,170,123  $ 1,503,784

Net Income     $4,472,073   $1,550,265  $3,199,088  $   845,361  $   190,937

Total Assets   $50,451,896  $39,309,444 $36,771,147 $34,343,968  $21,246,728

Notes Payable  $19,781,263  $9,900,879  $4,799,168  $ 9,492,116  $11,744,562

Distributions
to Limited
Partners Per
Weighted
Average
Limited
Partnership
Unit
Outstanding    $   100.00   $ 109.21  $   91.45   $     78.46  $     19.94

Earnings Per
Weighted
Average
Limited
Partnership
Unit
Outstanding    $   121.40   $   42.08   $   90.75   $     47.07  $     26.70

  * The Registrant's operations commenced June 22, 1992, and therefore, the earnings for 1992 do not reflect a full year of operations.

     The selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Rental income increased from $6,573,823 for the year ended December 31, 1995, to $7,759,575 for the year ended December 31, 1996. Equipment which came off-lease or was sold during 1996 provided $1,213,921 less revenue in 1996 than in 1995 and equipment purchased in 1996 provided $2,399,673 more revenue in 1996 than in 1995. Equipment with a book value of $240,202 was sold for a gain of $198,081 during the year ended December 31, 1996. There were additional insurance proceeds of $912,756 on units previously declared as casualties. Interest income decreased during the year ended December 31, 1996, as compared to the year ended December 31, 1995, because the Partnership had a lower average balance of cash for investment and no interest income was received from the Note Receivable which originated and ended in 1995.

     Interest expense increased from $639,213 for the year ended December 31, 1995, to $1,255,689 for the year ended December 31, 1996. This increase primarily resulted from a increased average level of debt during the period. Management fee expense decreased due to the calculations on two leases being based on the cash received by the Partnership instead of the revenues recognized by the Partnership. Depreciation and amortization expense increased $731,807 for the year ended December 31, 1996 versus the year ended December 31, 1995, due to an average higher depreciable basis of equipment during 1996.

     The net effect of the above revenue and expense items resulted in a net income of $4,472,073 for the year ended December 31, 1996, compared to a net income of $1,550,265 for the year ended December 31, 1995.

     During the year ended December 31, 1996, the Partnership acquired $14,555,650 of equipment and sold equipment with an original cost of $3,803,141 for a net increase in equipment of $10,752,509.

     Notes payable increased $9,880,384 during the year ended December 31, 1996, due to $12,828,904 of additional borrowing, a non-cash reclassification increase of $3,037,097, deferred interest of $495,617, and $6,481,234 of principal payments on notes.

Liquidity and Capital Resources

     The primary sources of funds for the year ended December 31, 1996 were $11,836,048 from operating activities, $12,828,904 from additional borrowing, and $1,351,038 of sales proceeds. These sources were used to make $10,335,806 of equipment purchases, $3,109,549 of advance forward purchases, $6,481,234 of notes payments, and $3,683,732 of distributions. As of December 31, 1996, the Partnership had $5,671,367 of Cash and Cash Equivalents.
     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources and the resources will be sufficient to meet the Partnership's needs for the foreseeable future. The General Partners expect to make additional equipment purchases which will be funded from Cash and Cash Equivalents at December 31, 1996, and additional borrowings.

     Short-term liquidity requirements consist of funds needed to purchase equipment, make distributions, and meet administrative expenses and debt retirement. These short-term needs will be funded by cash from 1997 operations and Cash and Cash Equivalents at December 31, 1996.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     The cash balance at December 31, 1996, was $5,671,367. The Partnership had income of $4,472,073 and after adjusting for depreciation and amortization and gain on sale and the changes in operating assets and liabilities, net cash provided by operating activities was $11,836,048. Cash used in investing activities totaled $11,980,804. Cash provided by financing activities consisted primarily of additional borrowing of $12,828,904, cash used in financing activities was primarily to make payments of notes payable of $6,481,234 and distributions of $3,683,732.

     Actual cash distributions were $3,683,732 in 1996 and $4,023,005 in 1995.

     The Partnership anticipates that funds from operations in 1997 will be adequate to cover all 1997 operating contingencies.

                       INDEPENDENT AUDITOR'S REPORT

To the Partners of
  Cypress Equipment Fund II, Ltd.

     We have audited the accompanying balance sheets of Cypress Equipment Fund II, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Equipment Fund II, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                          /s/Spence, Marston, Bunch, Morris & Co.
                             SPENCE, MARSTON, BUNCH, MORRIS & CO.
                             Certified Public Accountants

Clearwater, Florida
May 2, 1997

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CYPRESS EQUIPMENT FUND II, LTD.

                              BALANCE SHEETS

                               DECEMBER 31,
                                                1996           1995
                                             ------------   ------------
     ASSETS

Leased Equipment, at Cost                    $ 43,306,997   $ 33,358,046
 Less:  Accumulated Depreciation              (9,611,491)    (5,972,307)
                                             ------------   ------------
                                               33,695,506     27,385,739

Equipment Held for Sale                         4,125,116      3,607,031
Residual Participations                                 0        134,396
Deposit on Equipment                            3,109,549              0
Options                                         3,033,618      3,038,114
Deferred Debt Costs (Net of Accumulated Amortization
 of $179,112 and $144,300 respectively)            82,876         83,135
Rents and Sales Proceeds Receivable               659,999        871,216
Accounts Receivable - Interest                          0         63,752
Accounts Receivable - Residual Participation            0        914,066
Prepaid Expenses                                   73,866         25,257
Cash and Cash Equivalents                       5,671,367      3,186,738
                                             ------------   ------------
     Total Assets                            $ 50,451,897   $ 39,309,444
                                             ============   ============
     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Notes Payable                              $ 19,781,263   $  9,900,879
  Payable to:  General Partners                   386,367         99,187
               Affiliates                          11,393              0
               Other                              102,058         61,573
  Interest Payable                                210,289         56,182
  Unearned Revenue                                 90,403        109,840
                                             ------------   ------------
     Total Liabilities                         20,581,773     10,227,661
                                             ------------   ------------

Partners' Equity:
  Limited Partners (36,469 units outstanding
    at December 31, 1996 and 1995)             29,890,358     29,109,906
  General Partners                               (20,234)       (28,123)
                                             ------------   ------------
     Total Partners' Equity                    29,870,124     29,081,783
                                             ------------   ------------
     Total Liabilities and Partners' Equity  $ 50,451,897   $ 39,309,444
                                             ============   ============

                 The accompanying notes are an integral part
                       of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.

                         STATEMENTS OF OPERATIONS

                     FOR THE YEARS ENDED DECEMBER 31,

                                      1996          1995        1994
                                   ------------  ------------------------
Revenues:

  Rental Income                    $  7,759,575  $  6,573,823$  6,846,703
  Interest Income                       362,482       439,766     251,092
  Gain on Sale of Equipment             198,081       106,152   1,574,580
  Gain on Sale of Equipment
    Held for Sale                     1,640,583             0           0
  Insurance Proceeds                    912,756             0           0
                                   ------------ -------------------------
     Total Revenues                  10,873,477     7,119,741   8,672,375
                                   ------------ -------------------------

Operating Expenses:

  Interest Expense                    1,255,689       639,213     418,607
  Management Fees - General Partners    223,432       284,795     368,087
  General and Administrative:
    Affiliate                            73,286        49,063      51,807
    Other                               565,488       294,703     190,174
  Depreciation and Amortization       4,283,509     3,551,702   4,444,612
  Write Down of Rental Equipment
    Held for Sale                             0       750,000           0
                                   ------------  ------------------------
     Total Operating Expenses         6,401,404     5,569,476   5,473,287
                                   ------------  ------------------------
Net Income                         $  4,472,073  $  1,550,265$  3,199,088
                                   ============  ========================

Allocation of Net Income -
  Limited Partners                 $  4,427,352  $  1,534,762$  3,167,097
  General Partners                       44,721        15,503      31,991
                                   ------------  ------------------------
                                   $  4,472,073  $  1,550,265$  3,199,088
                                   ============  ========================

Per Weighted Average $1,000 Limited
  Partnership Unit Outstanding -   $     121.40  $      42.08$      90.75
                                   ============  ========================

Weighted Average Number of Limited
  Partnership Units Outstanding          36,469        36,469      34,900
                                   ============  ========================

                  The accompanying notes are an integral part
                         of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      Limited      General       Total
                                     Partners'    Partners'    Partners'
                                      Equity     (Deficit)      Equity
                                  ------------   ----------  ------------

     Balance at December 31, 1993  $22,506,073 $    (3,154)   $22,502,919


Capital Contributions in 1994       10,314,000            0    10,314,000

Offering and Commission Costs      (1,237,680)            0   (1,237,680)

Net Income - 1994                    3,167,097       31,991     3,199,088

Distributions - 1994               (3,191,567)     (32,237)   (3,223,804)
                                   -----------  -----------   -----------
     Balance at December 31, 1994   31,557,923      (3,400)    31,554,523


Net Income - 1995                    1,534,762       15,503     1,550,265

Distributions - 1995               (3,982,779)     (40,226)   (4,023,005)
                                   -----------  -----------   -----------
     Balance at December 31, 1995   29,109,906     (28,123)    29,081,783


Net Income - 1996                    4,427,352       44,721     4,472,073

Distributions - 1996               (3,646,900)     (36,832)   (3,683,732)
                                   ------------ -----------  ------------
     Balance at December 31, 1996  $29,890,358 $   (20,234)   $29,870,124
                                   ===========  ===========   ===========















                The accompanying notes are an integral part
                      of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.

                         STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED DECEMBER 31,

                                       1996         1995        1994
                                    ------------ ------------------------

Cash Flows from Operating Activities:
 Net Income                         $  4,472,073 $  1,550,265$  3,199,088
 Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used in) Operating Activities:
     (Gain) on Sale of Equipment       (198,081)    (106,152) (1,574,580)
     Depreciation and Amortization     4,283,509    3,551,702   4,444,612
     Deferred Interest on Notes Payable  495,617      231,078           0
     Write Down of Rental Equipment
       Held for Sale                           0      750,000           0
     Purchase of Equipment Held for Sale       0  (2,290,270)           0
     Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Equipment
         Held for Sale                 3,174,558            0           0
       (Increase) Decrease in Rents
         Receivable                      102,200    1,391,905 (1,107,949)
       (Increase) Decrease in Accounts Receivable:
         Interest                            472     (63,752)           0
         Other                               289      (3,598)           0
       (Increase) Decrease in
         Prepaid Expenses               (48,898)       54,329     (8,971)
       Increase (Decrease) in Payable to:
         General Partners                287,179     (41,686)       7,219
         Affiliates                       11,393      (5,381)       5,381
         Other                            40,485       61,573           0
       Increase (Decrease) in
         Interest Payable                147,445     (26,306)       7,310
       Increase (Decrease) in Unearned
         Revenue                        (19,437)     (78,874)   (171,632)
                                    ------------ ------------------------
           Net Cash Provided by Operating
             Activities               12,748,804    4,974,833   4,800,478
                                    ------------ ------------------------

Cash Flows from Investing Activities:
 Purchases of Leased Equipment      (10,335,806) (10,284,106) (5,154,947)
 Deposit on Equipment                (3,109,549)            0           0
 Purchase of Options                           0  (3,038,114)           0
 Purchase of Residual Participations           0    (134,396)           0
 Purchase of Accounts Receivable -
   Residual Participations                     0    (914,066)           0
 Proceeds from Sale of Equipment         438,282    3,288,957   8,713,268
 Proceeds from Casualty of Option          4,496       16,083           0
 Payments Received on Note Receivable          0      306,927     319,081
 (Increase) Decrease in Sales
   Proceeds Receivable                   109,017    (110,500)           0
 (Increase) Decrease in Note Receivable        0            0   (626,008)
 Increase (Decrease) in Payable to:
     General Partners                          0            0    (48,374)
     Other                                                  0           0
(1,731,381)
                                    ------------ ------------------------
   Net Cash Provided by (Used in)
             Investing Activities   (12,893,560) (10,869,215)   1,471,639
                                    ------------ ------------------------

Cash Flows from Financing Activities:
 Capital Contributions                         0            0  10,314,000
 Offering and Commission Costs                 0            0 (1,237,680)
 Proceeds from Notes Payable          12,828,904    8,313,460     664,630
 Payment of Notes Payable            (6,481,234)  (3,442,827) (5,357,578)
 (Increase) Decrease in Deferred
   Debt Costs                                        (34,553)    (97,249)
(7,250)
 Distributions to Partners           (3,683,732)  (4,023,005) (3,223,804)
                                    ------------ ------------------------
         Net Cash Provided by Financing
           Activities                  2,629,385      750,379   1,152,318
                                    ------------ ------------------------
Increase (Decrease) in Cash            2,484,629  (5,144,003)   7,424,435

Cash and Cash Equivalents at
  Beginning of Period                  3,186,738    8,330,741     906,306
                                    ------------ ------------------------
Cash and Cash Equivalents at
  End of Period                     $  5,671,367 $  3,186,738$  8,330,741
                                    ============ ========================
Supplemental Cash Flow Information:
 Interest Paid                      $    612,627 $    434,441$    411,297
                                    ============ ========================

Non-Cash Activities:

In 1995, Rental Equipment with a cost of $3,015,223 and a net book value of $1,498,108 was transferred to Rental Equipment Held for Sale.

An option purchased in 1993 at a cost of $584,736 was exercised during 1995. This cost less casualty proceeds received of $16,083 was transferred to Rental Equipment Held for Sale.

Notes Payable in 1995 were increased by $231,078 the amount of Deferred Interest on Notes Payable.

The 1996 transfer of ownership from equipment previously under option resulted in increases of: Leased Equipment by $4,155,501; Notes Payable by $3,037,097; and Interest Payable by $6,662; and decreases of: Residual Participations by $134,396; Residual Participations Receivable by $914,066; and Accounts Receivable - Interest by $63,280.

Notes Payable in 1996 increased in total to $495,617, the amount of Deferred Interest on Notes Payable.
In 1996, Leased Equipment with a cost of $4,136,743 and a net book value of $3,692,643 was transferred to Equipment Held for Sale.


          The accompanying notes are an integral part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

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

     As of December 31, 1996, the Partnership has received Limited and General Partner capital contributions of $36,469,000 and $2,000, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     The Partnership utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized as obligations are incurred.

     Cash and Cash Equivalents

     It is the Partnership's policy to include all money market funds with an original maturity of three months or less in Cash and Cash Equivalents.
     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash investments and rents receivable. The cash investments are placed in high credit quality financial institutions and in a money market mutual fund that is managed by a wholly-owned subsidiary of Raymond James Financial, Inc. The Partnership receives rental income exclusively from lessees. Management does not believe that significant credit risk exists in relation to these accounts at December 31, 1996.

     The Partnership maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 requires disclosure regardless of the degree of risk.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

     Offering and Commission Costs

     Offering and commission costs are charged against Limited Partners' Equity upon admission of Limited Partners.

     Leases

     The Partnership accounts for all of its leases in accordance with the operating method. Under the operating method of accounting, the leased equipment is recorded as an asset at cost and depreciated on the declining balance method using a ten to forty year life. Rental income is recognized ratably over the term of the leases.

     The Partnership's policy is to periodically review the estimated future rental income including remarketing of its leased equipment ("Future Revenues"). Should such review indicate that estimated Future Revenues will not exceed expenses including depreciation in any future period, the Partnership will revise its depreciation policy as appropriate. Future equipment expenses including depreciation exceeded the estimated Future Revenues resulting in an additional depreciation provision of $250,000 in 1994.

     Equipment Held for Sale

     The Partnership's policy is to transfer off-lease equipment that is held for sale to Equipment Held for Sale at the lower of its net book value or its market value. The net book value of equipment transferred exceeded market value resulting in a write down of $750,000 for the year ended December 31, 1995.

     Options

     In 1993, the Partnership purchased an option to acquire equipment at the termination of the current lease. The cost of the Option was $584,736. During 1995, the Partnership exercised the option and paid the strike price of $2,290,270. Upon exercise, the equipment was transferred to Equipment Held for Sale. This equipment was sold in 1996.

     During 1995, the partnership purchased three options to acquire equipment at the termination of the current leases. The Partnership accounts for these options at costs of $749,893, $674,124, and $1,609,601. The exercise dates are July 1997, August 1999, and January 2000 with exercise prices of $572,516, $1,535,122, and $5,115,000, respectively. If the options are not exercised, the option costs will be charged against income.

     During 1995, the Partnership purchased a residual interest to share in the cash proceeds generated by a series of equipment leases. The portion of the residual interest generated during the leases had a cost of $914,066, based on the present value of the future cash stream. The portion of the residual interest generated by subsequent leases or equipment sales had a cost of $134,396. During 1996, the Partnership purchased the equipment which had previously supported the residual interest.

     Deposit On Equipment

     During 1996 the Partnership paid $3,109,549 for the right to obtain title to certain equipment on December 31, 2002, at the expiration of the lease.

     Income Taxes

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the Partners in their individual income tax returns. Accordingly, no provision for such taxes has been made.

     Per Unit Computations

     Per unit computations are based on 36,469, 36,469 and 34,900 weighted average number of $1,000 limited partnership units outstanding for 1996, 1995, and 1994, respectively.

     Reclassification

     For comparability, the 1995 and 1994 figures have been reclassified where appropriate to conform to the financial statement presentation used in 1996.

NOTE 3 - RELATED PARTY TRANSACTIONS

     General Partners

     The General Partners have contributed a total of $2,000 to the Partnership.
     In accordance with the terms of the offering prospectus, the Administrative and Managing General Partners were paid $0, $0, and $412,560 (representing 4% of the Limited Partners' initial capital contributions) for organization and offering expenses in 1996, 1995, and 1994, respectively. Acquisition fees of $368,478, $254,125, and $137,968 for services related to locating and leasing equipment (2.85% of the purchase price); equipment management fees of $223,432, $284,795, and $368,087 (5% of gross rentals from rental equipment subject to operating leases, 2% of gross rentals from rental equipment subject to full payout leases, or 1% of gross rentals from rental equipment subject to operating leases for which the Administrative and Managing General Partners arrange for and actively supervise the performance of services) were paid or accrued in 1996, 1995, and 1994, respectively. Gross rentals for purposes of calculating equipment management fees include cash revenues received by the Partnership subsequent to the date of purchase including cash revenues that relate to periods prior to the date of purchase. General Partner distributions were $36,832, $40,226, and $32,237 for 1996, 1995, and 1994, respectively.

     Affiliates of the General Partner

     The following amounts were paid or accrued to affiliates of the Administrative General Partner: (1) $0 in 1996, $0 in 1995, and $321,680 in 1994 for sales commissions (8% of original capital contributions) as selling agents for the Limited Partnership units sold; and (2) $73,286 in 1996, $49,063 in 1995, and $51,807 in 1994 for reimbursement of general and administrative expenses on an accountable basis.

NOTE 4 - LEASES

     The initial lease terms of the equipment are generally 5 to 25 years. Future minimum rentals to be received on these leases at December 31, 1996, are as follows:
                    Year Ending
                    December 31,                   Amount
                    ------------                ------------

                      1997                      $  7,132,105
                      1998                         5,303,887
                      1999                         2,653,082
                      2000                            74,017
                                                ------------
                                                $ 15,163,091
                                                ============
NOTE 5 - NOTES PAYABLE

     Notes payable consist of the following:

                                           December 31,  December 31,
                                             1996           1995
                                           ------------  ------------
          Non-recourse notes payable secured
          by equipment with fixed interest
          rates of 5% to 16 5/8% and maturities
          from 1997 to 1998.              $ 4,941,784    $ 4,265,074

          Non-recourse note payable secured by
          equipment, original terms of 72 months
          each, no payments for the first 48
          months with the accruing interest
          converted to additional principal,
          then fully amortizing over the
          remaining 24 months, with a fixed
          interest rate of 7.85% and final
          maturity in 1999.  $135,845 is
          expected to be converted
          to principal.                     3,182,618       1,307,217

          Non-recourse note payable secured by
          equipment, original term of 36 months,
          no payments due until maturity with
          the accruing interest converted to
          additional principal, with fixed
          interest rate of 10.23% and final
          maturity in 1997.  $82,120 is expected
          to be converted to principal.       926,900         873,130

          Recourse notes payable secured by
          assets of the Partnership, original
          terms of 28 to 53 months, no payments
          due until maturity with the accruing
          interest converted to additional
          principal, with fixed interest rate
          of 10% and final maturities from
          1997 to 1999.  $470,032 is expected
          to be converted to principal.     1,747,528       1,591,458

          Line of Credit secured by equipment
          with a floating rate of LIBOR + 3.5%
          with maturity in 1998.  The interest
          rate as of December 31, 1996, was
          9.03125%.  (See Note 10-Commitments
          and Contingencies).               4,234,500        1,900,000

          Recourse note secured by assets of
          the Partnership with a floating rate
          of commercial paper rate + 3.5% up to
          and including 3/16/97, and thereafter
          a floating rate of commercial paper
          rate + 4% with a maturity in 1999.
          The interest rate as of December 31, 1996
          was 9.45%.                        3,547,933                0

          Non-recourse note payable secured
          by residual proceeds after lease
          termination in 2002 with fixed
          interest rate of 7%               1,200,000                0
                                         ------------     ------------
          TOTAL                          $ 19,781,263     $  9,900,879
                                         ============     ============

The aggregate amounts of principal payments due in the years after December
31, 1996 are :   1997 - $6,368,113; 1998 - $8,516,816; 1999 - $3,646,587;
2000 - $49,747; 2001 - $0; and 2002 and thereafter - $1,200,000.

NOTE 6 - NOTE RECEIVABLE

     During 1994, the Partnership sold equipment with an original cost of approximately $4,800,000 for $6,470,345. Payments of $6,163,418 in 1994
and $306,927 in 1995 were received during the year, leaving a note receivable balance of $0.

NOTE 7 - TAXABLE INCOME

     The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is a reconciliation between net income as reported and Partnership income (loss) for tax purposes:
                                      1996        1995         1994
                                   ------------ ------------------------

Net income per financial statements$ 4,472,073 $ 1,550,265  $ 3,199,088

Tax gain/loss in excess of (less than)
financial gain/loss on sale of equipment(71,918)   942,777    (465,676)

Tax depreciation in excess of
 financial depreciation            (1,286,344) (1,209,615)    (829,631)

Financial write down of equipment
 greater than tax write down                 0     750,000            0

Adjustment from equity to schedule K-1
for interest in Partnership          (434,304)           0            0
                                   ----------- -----------  -----------

Partnership taxable income         $ 2,679,507 $ 2,033,427  $ 1,903,781
                                   =========== ===========  ===========

NOTE 8 - MAJOR LESSEE INFORMATION

     Four leases accounted for $2,611,723, $1,078,034, $1,076,876 and
$988,251 for the year ended December 31, 1996. Four leases accounted for $1,087,087, $1,078,034, $1,077,773 and $806,051 of rental income for the year ended December 31, 1995. Four leases accounted for $1,823,066, $1,498,398, $1,078,608 and $1,078,034 of rental income for the year ended December 31, 1994.

NOTE 9 - LEASED EQUIPMENT

     Leased equipment at December 31, 1996 includes equipment that was off lease as of that date but was subsequently leased or comitted to be leased to third parties. This offlease equipment had a cost of $6,957,960 and accumulated depreciation of $3,142,632 at December 31, 1996. See Note 12, Subsequent Events.

NOTE 10 - OTHER

     During the year insurance proceeds of $912,746 were received as a result of prior casualties to equipment.

     In 1994, the lessee of hopper cars, Illinois Central Gulf Railroad ("Illinois Central"), declared a portion of the cars casualties as allowed under the terms of the lease. Illinois Central paid the required casualty proceeds to the Partnership. A loss of $706,522 was recognized in 1994 on this transaction which was netted against the gains from disposition of other equipment on the statement of operations. In 1996, the Partnership received $912,756 in insurance proceeds relating to this casualty.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Partnership shall pay the General Partners an equipment resale fee for arranging for the sale of equipment which will equal the lessor of (a) 3% of the sales price for each Item of Equipment sold, or (b) one-half of the brokerage fee which would be paid for services that are reasonable, customary and competitive. Payment of this fee shall be deferred until all Limited Partners have received cumulative Cash Distributions in an amount equal to the sum of Capital Contributions and the annual Priority Returns attributable to all units of the Partnership.

     On December 11, 1996, the Executive Committee voted to acquire machine tools at a cost of approximately $1,000,000. A closing date was projected for the first quarter of 1997.

     The Partnership has received a commitment letter from a financial institution for up to $5,000,000. The financing will be collaterized by the self-unloading bulk carrier at an interest rate of LIBOR plus 4%, interest payable monthly, and principal due November 1998. The Partnership estimates that this transaction will be finalized in second quarter 1997.

     The seller of certain equipment transferred to the Partnership in 1996 initiated legal proceedings against the Partnership for enforcement of certain provisions of the purchase agreement. These provisions allowed the seller to sell the title to the equipment to a third party. The Partnership would retain its right to receive rents and residual proceeds. The original suit was dismissed in Federal Court for lack of jurisdiction. The suit was refiled in State Court. A motion to dismiss is pending due to lack of jurisdiction. Management does not believe that the suit has merit or that it will result in a material cash loss to the Partnership.

NOTE 12 - SUBSEQUENT EVENTS

     On January 17, 1997, the Partnership sold equipment with an original cost of $36,137 for $36,500.

     On January 31, 1997, the Partnership paid distributions of $911,725 to the Limited Partners and $9,208 to the General Partners.

     On February 7, 1997, the Partnership purchased equipment with leases in place for $1,051,162.

     Subsequent to year end, the Partnership placed a Metro III aircraft on a 7 year lease with a $15,000 monthly rental rate.

     On April 30, 1997, the Partnership paid distributions of $911,725 to Limited Partners and $9,208 to the General Partners.

Item 9.   Disagreements on Accounting and Financial Disclosures

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Partnership has no directors or officers. The Partnership's affairs are managed and controlled by the General Partners. The General Partners make all decisions regarding acquisitions, financing and refinancing, leases and sales of equipment.

     Information regarding the officers and directors of the General Partner is listed within the section captioned "Management" consisting of pages 29 through 32 of the Prospectus which are incorporated herein by reference.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. See Item 13 for compensation to the General Partners and affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The General Partners of Cypress Equipment Fund II, Ltd., as purchasers of Partnership units, own 0 units of the outstanding securities of the Partnership as of December 31, 1996. Directors and officers of the General Partners of Cypress Equipment Fund II, Ltd. own 0 units of the outstanding securities of the Partnership as of December 31, 1996.

     The Registrant is a Limited Partnership and therefore does not have voting securities. To the knowledge of the Partnership, no person owns of record, or beneficially, more than 5% of the Partnership's outstanding units.

Item 13.   Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of the Partnership. The amounts and kinds of compensation and fees are described on pages 19 through 23 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended December 31, 1996 and 1995, and 1994.

                                  PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
               8-K

a.             (1)  Financial Statements

               (2)  Exhibit Index -

     Table
     Number                                                 Page

            2     Plan of liquidation, organization,
                  arrangement, liquidation, or
                  succession                               ***
            3     Articles of incorporation and by-laws     *
            4     Instruments defining the rights of
                  security holders, including
                  debentures                                *
            9     Voting Trust Agreement                   ***
           10     Material Contracts                       ***
           11     Computation of per share earnings        ***
           12     Computation of ratios                    ***
           13     Annual report to security holders        ***
           18     Letter re: change in accounting
                  principles                               ***
           19     Previously unfiled documents             ***
           22     Subsidiaries of the Registrant           ***
           23     Published report regarding matters
                  submitted to vote of security holders    ***
           24     Consents of experts and counsel          ***
           25     Power of Attorney                         *
           28     Additional Exhibits
           28.01  OPTION AGREEMENT dated as of February
                  1, 1993 between BLC Corporation
                  ("Optionor") and Cypress Equipment
                  Fund II, Ltd. ("Optionee")                **
           28.02  TRUST AGREEMENT dated as of February
                  1, 1993 between First Security Bank
                  of Utah, National Association
                  ("Owner-Trustee") and BLC Corporation
                  ("Trustor")                               **
           28.03  SECURITY AGREEMENT-TRUST DEED dated
                  as of February 1, 1993 between First
                  Security Bank of Utah, National
                  Association as Owner-Trustee under
                  BLC Trust No. 92-1 and State Street
                  Bank and Trust Company of
                  Connecticut, National Association         **
           28.04  SECURITY AGREEMENT-TRUST DEED
                  SUPPLEMENT NO. 1 dated February,
                  1993, between First Security Bank of
                  Utah, National Association ("Owner-
                  Trustee") under BLC Trust No. 92-1
                  and State Street Bank and Trust
                  Company of Connecticut, National
                  Association ("Security Trustee")          **
           28.05  NOTE PURCHASE AGREEMENT dated as of
                  February 1, 1993 re: BLC Trust No.
                  92.1 among BLC Corporation Trustor"),
                  First Security Bank of Utah, National
                  Association ("Owner-Trustee"),
                  Hitachi Credit America Corporation
                  ("Note Purchaser") and State Street
                  Bank and Trust Company of
                  Connecticut, National Association
                  ("Security Trustee")                      **
           28.06  ACKNOWLEDGEMENT OF ASSIGNMENT AND
                  AGREEMENT dated as of February 25,
                  1993 among Southern Pacific
                  Transportation Company, BLC
                  Corporation, First Security Bank of
                  Utah, National Association and State
                  Street Bank and Trust Company of
                  Connecticut, National Association         **
           28.07  BILL OF SALE executed as of February
                  24, 1993 between BLC Corporation and
                  First Security Bank of Utah, National
                  Association                               **
           28.08  PURCHASE AND SALE AGREEMENT dated as
                  of June 22, 1993 by and between BLC
                  Corporation and Cypress Equipment
                  Fund II, Ltd. re: BLC Trust No. 92-1.     **
           28.09  ASSIGNMENT AND ASSUMPTION AGREEMENT
                  made and entered into as of June 22,
                  1993 by BLC Corporation, a Utah
                  corporation ("Assignor") and Cypress
                  Equipment Fund II, Ltd., a Florida
                  limited partnership ("Assignee")          **
           28.10  TRANSFER AND ASSUMPTION AGREEMENT
                  ("Agreement"), entered into as of
                  June 19, 1993 by and between Twenty-
                  Sixth HFC Leasing Inc., a Delaware
                  Corporation ("Assignor") and Cypress
                  Equipment Fund II, Ltd., a Florida
                  limited partnership ("Assignee")          **

           28.11  EQUIPMENT LEASE dated as of June 1,
                  1980 between The Connecticut Bank and
                  Trust Company, As Trustee under
                  I.C.G. Trust No. 80-4 ("Lessor") and
                  Illinois Central Gulf Railroad
                  Company ("Lessee")                        **
           28.12  SECURITY AGREEMENT-TRUST DEED dated
                  as of June 1, 1980 from The
                  Connecticut Bank and Trust Company,
                  As Trustee under I.C.G. Trust No. 80-
                  4 ("Debtor") to Mercantile-Safe
                  Deposit and Trust Company ("Secured
                  Party")                                   **
           28.13  TRUST AGREEMENT dated as of June 1,
                  1980 between The Connecticut Bank and
                  Trust Company ("Trustee") and Twenty-
                  Sixth HFC Leasing Corporation
                  ("Trustor")                               **
           28.14  ESCROW AGREEMENT 902 dated December
                  31, 1994 by and among Continental
                  Bank, N.A. (the "Transferor"),
                  Cypress Equipment Fund II, Ltd. (the
                  "Transferee") and Continental Bank,
                  National Association, Corporate Trust
                  Services (the "Escrow Agent").            **
           28.15  TRANSFER AGREEMENT 902 dated as of
                  December 31, 1994 between Continental
                  Bank, N.A. (the "Transferor"), and
                  Cypress Equipment Fund II, Ltd. (the
                  "Transferee").                            **
           28.16  TRANSFEROR'S INTERESTS ASSIGNMENT AND
                  ASSUMPTION AGREEMENT 902 dated
                  December 31, 1994 between Continental
                  Bank, N.A. (the "Transferor"), and
                  Cypress Equipment Fund II, Ltd. (the
                  "Transferee").                            **
           28.17  ASSIGNMENT AND ASSUMPTION AGREEMENT
                  902 dated December 31, 1994 between
                  The Kinsman Marine Transit Company
                  (the "Assignor") and Pringle Transit
                  Company (the "Assignee").                 **
           28.18  KINSMAN AGREEMENT dated as of
                  December 31, 1994 by The Kinsman
                  Marine Transit Company.                   **
           28.19  REVOLVING CREDIT AGREEMENT dated
                  December 31, 1994 by and between
                  Cypress Equipment Fund II, Ltd.
                  ("Borrower") and First Union National
                  Bank of Florida ("Lender").               **
           28.20  SECURITY AGREEMENT dated December 31,
                  1994 by and between Cypress Equipment
                  Fund II, Ltd. ("Debtor") and First
                  Union National Bank of Florida
                  ("Secured Party").                        **
           28.21  COLLATERAL ASSIGNMENT OF RIGHTS UNDER
                  TRUST AGREEMENT dated December 31,
                  1994 by and between Cypress Equipment
                  Fund II, Ltd. ("Assignor") and First
                  Union National Bank of Florida
                  ("Assignee").                             **
           28.22  LEASE AGREEMENT dated as of March 30,
                  1988 between Capital Associates
                  International, Inc. ("Lessor") and
                  Comair, Inc. ("Lessee").                  **
           28.23  PURCHASE AGREEMENT ("Agreement")
                  dated as of August 31, 1994, by and
                  between Capital Associates
                  International, Inc. ("Seller") and
                  First Security Bank of Utah, National
                  Association not in its individual
                  capacity but as owner trustee
                  pursuant to that certain Trust dated
                  August 31, 1994 between itself and
                  Cypress Equipment Fund II ("Buyer").**
           28.24  BILL OF SALE dated August 31, 1994
                  between Capital Associates
                  International, Inc. ("Seller") and
                  First Security Bank of Utah, National
                  Association not in its individual
                  capacity but as owner trustee
                  pursuant to that certain Trust dated
                  August 31, 1994 between itself and
                  Cypress Equipment Fund II, Ltd.
                  ("Buyer").                                **
           28.25  TRUST AGREEMENT dated as of August
                  31, 1994 between Cypress Equipment
                  Fund II, Ltd. ("Owner Participant")
                  and First Security Bank of Utah,
                  National Association ("Owner
                  Trustee").                                **
           28.26  ASSIGNMENT OF LEASE dated August 31,
                  1994, between Capital Associates
                  International, Inc. ("Assignor") and
                  First Security Bank of Utah not in
                  its individual capacity but as owner
                  trustee pursuant to that certain
                  Trust dated August 31, 1994 between
                  itself and Cypress Equipment Fund II
                  ("Assignee").                             **
           28.27  SECURITY AGREEMENT dated as of August
                  31, 1994 between First Security Bank
                  of Utah, National Association, solely
                  as Owner Trustee under Trust
                  Agreement dated as of August 31, 1994
                  and not in its individual capacity
                  ("Trustee") and First Union National
                  Bank of Florida, a national banking
                  association ("Secured Party").            **
           28.28  TRUST AGREEMENT dated as of April 1,
                  1970 among Union Bank ("Trustor") and
                  W. H. Ruskaup and Ben Maushardt
                  ("Trustees") and United States
                  Leasing International, Inc. ("Agent
                  for Trustees").                           **
           28.29  LEASE OF RAILROAD EQUIPMENT dated as
                  of April 1, 1970 among W. H. Ruskaup
                  and Ben Maushardt ("Trustees") and
                  United States Leasing International,
                  Inc. ("Agent for Trustees") and Union
                  Carbide Corporation ("Lessee").           **
           28.30  ASSIGNMENT AGREEMENT (Residual
                  Interest) dated as of September 30,
                  1994 by and between United States
                  Leasing International, Inc., a
                  Delaware corporation ("Assignor") and
                  Cypress Equipment Fund II, Ltd.
                  ("Assignee").                             **
           28.31  TRANSFER AND ASSUMPTION AGREEMENT
                  dated as of September 30, 1994, by
                  and between Union Bank, a California
                  state chartered bank ("Assignor") and
                  Cypress Equipment Fund II, Ltd.
                  ("Assignee).                              **
           28.32  AGREEMENT TO ACQUIRE AND LEASE dated
                  as of April 1, 1970 among W. H.
                  Ruskaup and Ben Maushardt
                  ("Trustees") and United States
                  Leasing International, Inc. ("Agent")
                  and Union Carbide Corporation
                  ("Lessee").                               **
           28.33  SECURITY AGREEMENT - TRUST DEED dated
                  as of June 1, 1970 from W. H. Ruskaup
                  and Ben Maushardt ("Debtor") to Wells
                  Fargo Bank, N.A. ("Secured Party").       **
           28.34  PURCHASE AGREEMENT made as of July
                  25, 1994, by and among Trust Company
                  for USL, Inc., an Illinois trust
                  company as successor trustee to W.H.
                  Ruskaup and Ben Maushardt, and United
                  States Leasing International, Inc. as
                  agent for successor trustee
                  ("Seller") and Cypress Equipment Fund
                  II, L.P., a Florida limited
                  partnership, with its principal place
                  of business at 880 Carillon Parkway,
                  St. Petersburg, Florida  33716 as the
                  beneficial owner of the Trust Estate
                  ("Beneficial Owner") and Union
                  Carbide Corporation, a New York
                  corporation ("Purchaser"), with its
                  principal place of business at 39 Old
                  Ridgebury Rd., E-1, Danbury,
                  Connecticut  06817                        **
           28.35  PURCHASE AGREEMENT dated as of
                  February 1, 1995, between Cypress
                  Equipment Fund II, Ltd., a Florida
                  limited partnership ("Seller"), and
                  Helm-Atlantic Associates Limited
                  Partnership, a Delaware limited
                  partnership ("Purchaser").  (This
                  Purchase Agreement pertains to
                  seventeen (17) of the nineteen (19)
                  sold locomotives.)                        **
           28.36  ASSIGNMENT AND ASSUMPTION AGREEMENT
                  dated as of June 1, 1995, by and
                  between Cypress Equipment Fund II,
                  Ltd., a Florida limited partnership
                  ("Seller"), and Helm-Atlantic
                  Associates Limited Partnership, a
                  Delaware limited partnership
                  ("Purchaser").                            **
           28.37  ASSIGNMENT OF LEASE dated as of June
                  1, 1995, by and between Cypress
                  Equipment Fund II, Ltd., a Florida
                  limited partnership ("Seller"), and
                  Helm-Atlantic Associates Limited
                  Partnership, a Delaware limited
                  partnership ("Purchaser").                **
           28.38  PURCHASE AGREEMENT dated as of
                  February 1, 1995, between Cypress
                  Equipment Fund II, Ltd., a Florida
                  limited partnership ("Seller"), and
                  Helm-Atlantic Associates Limited
                  Partnership, a Delaware limited
                  partnership ("Purchaser").  (This
                  Purchase Agreement pertains to two
                  (2) of the nineteen (19) sold
                  locomotives.)                             **
           28.39  Purchase Agreement dated as of April
                  17, 1995, between Varilease
                  Corporation, a Michigan corporation
                  ("Seller"), and Cypress Equipment
                  Fund II, Ltd., a Florida limited
                  partnership ("Buyer").                    **
           28.40  Bill of Sale and Assignment dated
                  April 28, 1995, between Varilease
                  Corporation, a Michigan corporation
                  "Seller"), and Cypress Equipment Fund
                  II, Ltd., a Florida limited
                  partnership ("Buyer").                    **
           28.41  Consent and Agreement dated April 28,
                  1995, between IBJ Schroder Leasing
                  Corporation, a New York corporation
                  ("Schroder"), and Cypress Equipment
                  Fund II, Ltd. ("Cypress").                **
           28.42  Escrow Agreement dated April 17,
                  1995, between Varilease Corporation,
                  a Michigan corporation ("Seller"),
                  Cypress Equipment Fund II, Ltd., a
                  Florida limited partnership
                  ("Buyer"), and Griffinger, Freed,
                  Heinemann, Cook & Foreman ("Escrow
                  Agent").                                  **
           28.43  Bill of Sale and Assignment
                  (Remaining Interest) dated January 1,
                  1996, between Varilease Corporation,
                  a Michigan corporation ("Seller"),
                  and Cypress Equipment Fund II, Ltd.,
                  a Florida limited partnership
                  ("Buyer").                                **
           28.44  Assignment and Assumption Agreement,
                  dated as of December 30, 1996 (this
                  "Agreement"), between NTFC Capital
                  Corporation, a Delaware corporation
                  (the "Seller"), and Cypress
                  Equipment Fund, II, Ltd., a Florida
                  limited partnership (the "Buyer").        **
           28.45  Amended and Restated Purchase
                  Agreement No. 2 dated as of March
                  13, 1996, between NTFC Capital
                  Corporation (formerly named Northern
                  Telecom Acceptance Corporation), the
                  Seller, and Cypress Equipment Fund
                  II, Ltd, the Buyer.                       **
           28.46  Promissory Note for Value Received
                  dated as of December 30, 1996,
                  between Cypress Equipment Fund II,
                  Ltd., a Florida limited partnership
                  ("Maker") promises and agrees to pay
                  to the order of NTFC Capital
                  Corporation, its successors, assigns
                  or any subsequent holder of this
                  Note (the "Holder") at its offices
                  located at 220 Athens Way,
                  Nashville, Tennessee, 37228-1314, or
                  at such other place as may be
                  designated in writing by Holder, in
                  lawful money of the United States of
                  America in immediately available
                  funds, the principal amount of Two
                  Million Six Hundred Eight Three
                  Thousand Four Hundred Thirty Five
                  ($2,683,435) together with interest
                  thereon and other amounts due as
                  provided below.                           **
           28.47  Amended and Restated Security
                  Agreement ("Security Agreement"),
                  dated as of March 13, 1996, and made
                  by Cypress Equipment Fund II, Ltd.,
                  a Florida limited partnership, with
                  offices located at One Sansome
                  Street, Suite 1900, San Francisco,
                  California, 94104, 415-951-4605
                  (facsimile) (the "Debtor"), in favor
                  of NTFC Capital Corporation, a
                  Delaware corporation, with offices
                  located at 220 Athens Way,
                  Nashville, Tennessee 37228 ("Secured
                  Party").                                   **
           28.48  Participation Agreement dated as of
                  July 15, 1982 among Federal Paper
                  Board Company, Inc., Lessee,
                  Riegelwood, Inc., Secured Note
                  Issuer, The Bank of New York,
                  individually and as Owner Trustee,
                  North Carolina National Bank, as
                  Indenture Trustee, Teachers
                  Insurance and Annuity Association of
                  America, Sun Life Assurance Company
                  of Canada, Sun Life Assurance
                  Company of Canada (U.S.), The North
                  Atlantic Life Insurance Company of
                  America, and Northern Life Insurance
                  Company, Loan Participants, and EFH
                  Leasing Corporation, BNY Leasing,
                  Inc., and Northern Telecom
                  Acceptance Corporation, as Owner
                  Participants.                               **
           29     Information from reports furnished to
                  state insurance regulatory
                  authorities                                 ***

     *    Included with Form S-1, Registration No. 33-
           27741 previously filed with the Securities and Exchange Commission.

    **     Included with Form 8-K, as amended,
           previously filed with the Securities and Exchange Commission.

   *** Exhibits were omitted as not required, not applicable, or the information required to be shown therein is included elsewhere in this report.

b.         Reports filed on Form 8-K - None.

c.         Exhibits filed with this report - None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Cypress Equipment Fund II, Ltd.


                                   RJ Leasing - 2, Inc.
                                     A General Partner




Date:  June 16, 1997               By:  /s/J. Davenport Mosby, III
                                        --------------------------------
                                        J. Davenport Mosby, III
                                        President




Date:  June 16, 1997               By:  /s/John M. McDonald
                                        ---------------------------------
                                        John M. McDonald
                                        Vice President




Date: June 16, 1997                 By:  /s/Christa Kleinrichert
                                        ---------------------------------
                                        Christa Kleinrichert
                                        Secretary and Treasurer

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Cypress Equipment Fund II, Ltd.


                                   RJ Leasing - 2, Inc.
                                     A General Partner

ATTEST:




/s/Christa Kleinrichert            By:  /s/J. Davenport Mosby, III
--------------------------------        -----------------------------------
Christa Kleinrichert                    J. Davenport Mosby, III
Secretary and Treasurer                 President