Form 10-Q
period 1997-03-31
CYPRESS EQUIPMENT FUND II LTD
filed 1997-07-14
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                       March 31, 1997

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

                            YES     X        NO

                                        Number of Units at
     Title of Each Class                  March 31, 1997

Units of Limited Partnership
Interest:  $1,000 per unit                  36,469


                    DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1996 Form 10-K, filed with the
            Securities and Exchange Commission on June 16, 1997 Parts III and IV - Form S-1 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-44119
PART I - Financial Information
  Item 1.  Financial Statements

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                              BALANCE SHEETS

                                              March  31,      December 31,
                                                  1997            1996
                                              ------------   ------------
      ASSETS                                   (Unaudited)      (Audited)
Rental Equipment, at Cost                     $ 44,368,548   $ 43,306,997
   Less:  Accumulated Depreciation             (10,791,496)    (9,611,491)
                                              -------------  -------------
                                                33,577,052     33,695,506
                                              -------------  -------------

Rental Equipment Held for Sale                   4,105,073      4,125,116
Deposit on Equipment                             3,118,457      3,109,549
Options                                          3,033,618      3,033,618
Rents and Sales Receivable                         694,696        659,999
Accounts Receivable - Others                             0          3,309
Prepaid Expenses                                   143,520         70,557
Deferred Debt Costs (Net of Accumulated
 Amortization of $189,693 and
 $179,112, Respectively)                            74,651         82,876
Cash and Cash Equivalents                        4,499,955      5,671,367
                                              -------------  -------------
      Total Assets                            $ 49,247,022   $ 50,451,897
                                              =============  =============
      LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Notes Payable                              $ 18,745,498   $ 19,781,263
   Interest Payable                                221,970        210,289
   Payable to General Partners                     221,340        386,367
   Payable to Affiliates                            16,502         11,393
   Payable to Others                                     0        102,058
   Unearned Revenue                                782,294         90,403
                                              -------------  -------------
      Total Liabilities                         19,987,604     20,581,773
                                              -------------  -------------
Partners' Equity:
   Limited Partners (36,469 units
    outstanding at March 31, 1997
    and December 31, 1996)                      29,285,758     29,890,358
   General Partners                                (26,340)       (20,234)
                                              -------------  -------------
      Total Partners' Equity                    29,259,418     29,870,124
                                              -------------  -------------
      Total Liabilities and
       Partners' Equity                       $ 49,247,022   $ 50,451,897
                                              =============  =============

                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31,

                                                  1997          1996
Revenues:                                    ------------   ------------

  Rental Income                              $  1,971,090   $  2,000,741
  Interest Income                                  51,162         31,809
  Gain on Sale of Equipment
   Held for Sale                                   16,458          8,946
                                             ------------   ------------
    Total Revenues                              2,038,710      2,041,496
                                             ------------   ------------
Operating Expenses:

  Management Fees - General
   Partners                                        73,966         55,774
  General and Administrative:
   Affiliate                                       16,502         12,604
   Other                                           48,463         28,434
  Interest Expense                                398,967        239,071
  Depreciation and Amortization                 1,190,585      1,020,756
                                             ------------   ------------
    Total Operating Expenses                    1,728,483      1,356,639
                                             ------------   ------------
Net Income                                   $    310,227   $    684,857
                                             ============   ============
Allocation of Net Income:

  Limited Partners                           $    307,125   $    678,008
  General Partners                                  3,102          6,849
                                             ------------   ------------
                                             $    310,227   $    684,857
                                             ============   ============
Net Income (Loss) Per $1,000 Limited
  Partnership Unit Outstanding               $       8.42   $      18.59
                                             ============   ============
Number of Limited Partnership
  Units Outstanding                                36,469         36,469
                                             ============   ============

                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31,

                                                  1997            1996
                                              -------------  -------------
Cash Flows from Operating Activities:
  Net Income                                  $    310,227   $    684,857
  Adjustments to Reconcile Net
   Income (Loss) to Net Cash Provided
   by Operation Activities:
      Depreciation and
       Amortization                              1,190,585      1,020,756
      Deferred Interest on
       Notes Payable                               131,870        120,645
      Changes in Operating Assets
      and Liabilities:
      Decrease in Rental Equipment
       Held for Sale                                20,043         68,395
      (Increase) Decrease in
       Rents Receivable                            (36,180)       (79,278)
      (Increase) Decrease in Accounts
       Receivable - General                          3,309          4,069
      (Increase) Decrease in
       Prepaid Expenses                            (72,963)         2,042
      Increase (Decrease) in
       Interest Payable                             11,681          6,316
      Increase (Decrease) in
       Payable to:
         General Partners                         (165,027)        63,293
         Affiliates                                  5,109              0
         Others                                   (102,058)       (61,573)
      Increase (Decrease) in
       Unearned Revenue                            691,891        (98,458)
                                              -------------  -------------
        Net Cash Provided by
          Operating Activities                   1,988,487      1,731,064
                                              -------------  ------------
Cash Flows from Investing Activities:
  Purchases of Equipment                        (1,061,551)        (3,496)
  (Increase) Decrease in
    Sales Receivable                                 1,483        110,500
  Escrow Deposit                                    (8,908)    (4,670,400)
                                              -------------  -------------
        Net Cash (Used in)
          Investing Activities                  (1,068,976)    (4,563,396)
                                              -------------  -------------

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                   STATEMENTS OF CASH FLOWS (CONTINUED)
                                (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31,

                                                    1997          1996
                                               ------------  ------------
Cash Flows from Financing Activities:
  Proceeds from Notes Payable                            0      4,900,000
  Payment of Notes Payable                      (1,167,635)    (1,099,114)
  (Increase) Decrease in
   Deferred Debt Costs                              (2,355)        (5,073)
  Distributions to Limited
   Partners                                       (911,725)      (911,725)
  Distributions to General
   Partners                                         (9,208)        (9,208)
                                              -------------  -------------
        Net Cash Provided by
          (Used In) Financing
          Activities                            (2,090,923)     2,874,880
                                              -------------  -------------

Increase (Decrease) in Cash                     (1,171,412)        42,548

Cash and Cash Equivalents at
  Beginning of Period                            5,671,367      3,186,738
                                              -------------  -------------
Cash and Cash Equivalents at
  End of Period                               $  4,499,955   $  3,229,286
                                              =============  =============
Supplemental Cash Flow Information:
  Interest Paid                               $    387,286   $    112,110
                                              =============  =============


                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

                              March 31, 1997

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

     During the three months ended March 31, 1997, nothing was drawn down against or paid on a $10,450,000 credit facility issued by the CIT Group. The total outstanding under this credit facility is $4,234,500. Under the terms of the agreement, voluntary prepayments cannot be made until after March 1, 1997 and the loan must be repaid in 1999.


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended March 31, 1997:

     Equipment Management Fees               $73,966
     Acquisition Fees                         28,988
     General and Administrative Costs         16,502
     General Partners' Distributions           9,208

NOTE 4 - BASIS OF PREPARATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $4,499,995 at March 31, 1997, represents cash of $92,929, a repurchase agreement of $4,406,000, and money market mutual funds of $1,026.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Options were purchased in March 1995. If the options are exercised upon lease terminations in July 1997, August 1999, and January 2000, the Partnership will pay the strike prices of approximately $572,516, $1,535,122 and $5,137,500 respectively, to the seller for 98 railcars, 193 railcars and 685 railcars, respectively.


NOTE 7 - SUBSEQUENT EVENTS

     On April 30, 1997, the Partnership paid distributions of $911,725 to the Limited Partners and $9,208 to the General Partners for the quarter ended March 31, 1997.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Rental income decreased from $2,000,741 for the three months ended March 31, 1996, to $1,971,090 for the three months ended March 31, 1997.
An increase of $606,150 in revenues resulted from the purchase of equipment
with leases in place during the intervening period.   This was offset by a
$661,801 decrease in revenues from sales, casualties, and reduced re-lease sales during the intervening period. Interest income increased for the three months ending March 31, 1997 as compared to 1996, because the Partnership had a higher average balance of cash available for investment.

     Interest expense increased from $239,071 for the three months ended March 31, 1996, to $398,967 for the three months ended March 31, 1997.
This increase resulted from a higher average level of debt during the period. Management fee expense increased from $55,774 for the three months ended March 31, 1996 to $73,966 for the three months ended March 31, 1997. This increase was partially due to higher revenues on operating leases. $11,536 of the expense is due to two leases for which the management fee is calculated based on cash received rather than revenue recognized. These leases paid three months' rent in advance, resulting in unearned revenue, but the management fee expense was incurred because cash was received. Depreciation expense increased for the three months ended March 31, 1997 versus 1996, because the Partnership had a higher depreciable basis of equipment due to purchases in the intervening period.

     The net effect of the above revenue and expense items resulted in a net income of $310,227 for the three months ended March 31, 1997, compared to $684,857 for the three months ended March 31, 1996.

     During the three months ended March 31, 1996, the Partnership did not incur any additional borrowing and made principal payments of $1,167,635 on notes.

     Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at March 31, 1997, anticipated future borrowings, and future rental income, interest income, and sales proceeds.
For the three months ended March 31, 1997, the Partnership had a net income of $310,227. After adjusting net income during this period for depreciation and amortization, deferred interest, and the changes in operating assets and liabilities, net cash provided by operating activities was $1,988,487. Cash used in investing activities consisted primarily of $1,061,551 for the purchase of equipment. Cash used in financing activities primarily was $1,167,635 in payment of notes payable and to pay cash distributions to limited and general partners of $920,933. In total, during the three months ending March 31, 1997, Cash and Cash Equivalents decreased $1,171,412 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of March 31, 1997, of $4,499,955.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at March 31, 1997, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                              March 31, 1997


PART II - Other Information

    Item 6.   Exhibits and Reports on Form 8-K

    a)    Exhibits - None.
    b)    Reports on Form 8-K -None.

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


                              Cypress Equipment Fund II, Ltd.

                              RJ Leasing - 2, Inc.
                              Administrative General Partner

Date: July 14, 1997           By:  /s/J.  Davenport Mosby, III
                                   J.  Davenport Mosby, III
                                   President



Date: July 14, 1997           By:  /s/John McDonald
                                   John McDonald
                                   Vice President



Date: July 14, 1997           By:  /s/Christa Kleinrichert
                                   Christa Kleinrichert
                                   Secretary and Treasurer