Form 10-Q
period 1997-06-30
CYPRESS EQUIPMENT FUND II LTD
filed 1997-09-16
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                      June 30, 1997

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

                                     Number of Units at
Title of Each Class                     June 30, 1997

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
                          (a Limited Partnership)

                              BALANCE SHEETS
                              --------------
                                                 June  30,     December 31,
                                                   1997            1996
                                               (Unaudited)       (Audited)
      ASSETS                                   ------------   ------------
Leased Equipment, at Cost                      $ 44,923,234   $ 43,306,997
  Less: Accumulated Depreciation                (11,995,685)    (9,611,491)
                                               ------------   ------------
                                                 32,927,549     33,695,506
                                               ------------   ------------

Equipment Held for Sale                           4,105,073      4,125,116
Deposit on Equipment                              3,118,969      3,109,549
Options                                           3,030,652      3,033,618
Deferred Debt Costs (Net of
  Accumulated Amortization of
  $263,152 and $179,112,
  Respectively)                                     102,485         82,876
Rent and Sales Proceeds Receivable                  668,240        663,308
Prepaid Expenses                                     66,380         70,557
Cash and Cash Equivalents                         3,882,041      5,671,367
                                               ------------   ------------
      Total Assets                             $ 47,901,389   $ 50,451,897
                                               ============   ============
      LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes Payable                                $ 18,833,446   $ 19,781,263
Payable to:  General Partners                       117,811        386,367
             Affiliates                                   0         11,393
             Other                                   65,202        102,058
  Interest Payable                                  257,438        210,289
  Unearned Revenue                                   97,927         90,403
                                               ------------   ------------
     Total Liabilities                           19,371,824     20,581,773
                                               ------------   ------------
Partners' Equity:
  Limited Partners (36,469 units
   outstanding at June 30, 1997,
   and December 31, 1996)                        28,563,202     29,890,358
  General Partners                                  (33,637)       (20,234)
                                               ------------   ------------
      Total Partners' Equity                     28,529,565     29,870,124
                                               ------------   ------------
      Total Liabilities and
       Partners' Equity                        $ 47,901,389   $ 50,451,897
                                               ============   ============
                 The accompanying notes are an integral part
                       of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                         ------------------------
                                (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30,

                                                  1997          1996
                                             ------------   ------------
Revenues:

  Rental Income                              $  4,039,437   $  3,954,072
  Interest Income                                  89,036         74,982
  Gain on Sale of Equipment                             0         77,910
  Gain on Sale of Equipment
   Held for Sale                                   16,458      1,591,240
                                             ------------   ------------
    Total Revenues                              4,144,931      5,698,204
                                             ------------   ------------
Operating Expenses:

  Management Fees - General
   Partners                                       147,409        164,961
  General and Administrative:
   Affiliate                                       20,035         28,440
   Other                                          202,650        132,450
  Interest Expense                                805,297        563,185
  Depreciation and Amortization                 2,468,233      2,072,968
                                             ------------   ------------
    Total Operating Expenses                    3,643,624      2,962,004
                                             ------------   ------------
Net Income                                   $    501,307   $  2,736,200
                                             ============   ============
Allocation of Net Income:
  Limited Partners                           $    496,294   $  2,708,838
  General Partners                                  5,013         27,362
                                             ------------   ------------
                                             $    501,307   $  2,736,200
                                             ============   ============
Net Income Per $1,000 Limited
  Partnership Unit Outstanding               $      13.61   $      74.28
                                             ============   ============
Number of Limited Partnership
  Units Outstanding                                36,469         36,469
                                             ============   ============


                The accompanying notes are an integral part
                      of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                         ------------------------
                                (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30,

                                                  1997           1996
                                             ------------   ------------
Revenues:

  Rental Income                              $  2,068,347   $  1,953,331
  Interest Income                                  37,874         43,173
  Gain on Sale of Equipment                             0         77,910
  Gain on Sale of Equipment
   Held for Sale                                        0      1,582,294
                                             ------------   ------------
    Total Revenues                              2,106,221      3,656,708
                                             ------------   ------------
Operating Expenses:

  Management Fees - General
   Partners                                        73,443        109,187
  General and Administrative:
   Affiliate                                        3,533         15,836
   Other                                          154,187        104,016
  Interest Expense                                406,330        324,114
  Depreciation and Amortization                 1,277,648      1,052,212
                                             ------------   ------------
    Total Operating Expenses                    1,915,141      1,605,365
                                             ------------   ------------
Net Income                                   $    191,080   $  2,051,343
                                             ============   ============
Allocation of Net Income:
  Limited Partners                           $    189,169   $  2,030,830
  General Partners                                  1,911         20,513
                                             ------------   ------------
                                             $    191,080   $  2,051,343
                                             ============   ============
Net Income Per $1,000 Limited
  Partnership Unit Outstanding               $       5.19   $      55.69
                                             ============   ============
Number of Limited Partnership
  Units Outstanding                                36,469         36,469
                                             ============   ============


                The accompanying notes are an integral part
                      of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                         ------------------------
                                (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30,

                                                  1997           1996
                                             ------------   ------------
Cash Flows from Operating Activities:
  Net Income                                 $    501,307   $  2,736,200
  Adjustments to Reconcile Net
    Income to Net Cash Provided
    by (Used in) Operating Activities:
     (Gain) on Sale of Equipment                         0        (77,910)
     Depreciation and Amortization               2,468,233      2,072,968
     Deferred Interest on Notes Payable            265,455        243,072
     Changes in Operating Assets
       and Liabilities:
      Decrease in Equipment Held for Sale           20,043      3,114,351
      (Increase) Decrease in
       Rents Receivable                             (9,724)       103,199
      Decrease in Interest Receivable                    0            471
      Decrease in Accounts
       Receivable- General                           3,309          3,598
      (Increase) Decrease in
       Prepaid Expenses                              4,177        (35,939)
      Decrease in Accounts Payable                 (36,856)       (61,573)
      Increase (Decrease) in
       Interest Payable                             47,149         (5,441)
      Increase (Decrease) in Payable to:
       General Partners                           (268,556)       125,142
        Affiliates                                 (11,393)             0
      Increase (Decrease) in
       Unearned Revenue                              7,524        (79,802)
                                              ------------   ------------
         Net Cash Provided by
         Operating Activities                    2,990,668      8,138,336
                                              ------------   ------------
Cash Flows from Investing Activities:
  Purchases of Equipment                        (1,616,236)    (2,678,918)
  Casualty of Options                                2,966              0
  Purchase of Residual
   Participations                                        0              0
  Proceeds from Sale of Equipment                        0        179,000
  Decrease in Sales Receivable                       1,483        110,500
  Payment on Note Receivable                             0              0
  Escrow Deposit                                    (9,420)    (3,505,807)
                                              ------------   ------------
        Net Cash (Used in)
          Investing Activities                  (1,621,207)    (5,895,225)
                                              ------------   ------------



                       CYPRESS EQUIPMENT FUND II, LTD.
                           (a Limited Partnership)

                     STATEMENTS OF CASH FLOWS (continued)
                     ------------------------------------
                                (Unaudited)

                                                   1997          1996
                                              ------------   ------------
Cash Flows from Financing Activities:
  Proceeds from Notes Payable                    6,504,889      6,278,197
  Payment of Notes Payable                      (7,718,161)    (4,180,714)
  (Increase) in Deferred Debt Costs               (103,649)       (24,317)
  Distributions to Limited Partners             (1,823,450)    (1,823,450)
  Distributions to General Partners                (18,416)       (18,416)
                                              ------------   ------------
        Net Cash Provided by
          (Used In) Financing
          Activities                            (3,158,787)       231,300
                                              ------------   ------------

Increase (Decrease) in Cash                     (1,789,326)     2,474,411

Cash and Cash Equivalents at
  Beginning of Period                            5,671,367      3,186,738
                                              ------------   ------------
Cash and Cash Equivalents at
  End of Period                               $  3,882,041   $  5,661,149
                                              ============   ============
Supplemental Cash Flow Information:
  Interest Paid                               $    492,693   $    325,555
                                              ============   ============
Non-Cash Activities:

Notes Payable in 1997 increased by $265,455, the amount of Deferred Interest on Notes Payable.

A 1996 non-cash reclassification resulted in increases of: Leased Equipment by $4,155,501; Notes Payable by $3,037,097; and Interest Payable by $6,662.

This reclassification also decreased: Residual Participations by $134,396; Residual Participations Receivable by $914,066; and Accounts Receivable - Interest by $63,280.


                The accompanying notes are an integral part
                      of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                                (Unaudited)

                               June 30, 1997
                               -------------

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

     During the six months ended June 30, 1997, the outstanding balance of $4,234,500 with the CIT Group Credit Facility was paid in full. In June 1997 a credit facility of $9,234,500 was arranged with Heller Financial and the amount drawn down was $6,234,500.

     Additional notes payable in the amount of $270,389 originated during the six months. The maturities of these notes are: 1997 - $22,532; 1998 - $54,078; 1999 - $54,078; 2000 - $54,078; 2001 and thereafter - $85,623.


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND
        AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 1997:

     Equipment Management Fees             $147,409
     Acquisition Fees                        38,621
     General and Administrative Costs        20,035
     General Partners' Distributions         18,416


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


NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $3,882,041 at June 30, 1997, represents cash of $2,090,002, a repurchase agreement of $1,791,000, and money market mutual funds of $1,039.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Options were purchased in March 1995. If the options are exercised upon lease terminations in July 1997, August 1999, and January 2000, the Partnership will pay the strike prices of approximately $572,516, $1,535,122 and $5,137,500 respectively, to the seller for 98 railcars, 193 railcars and 685 railcars, respectively.


NOTE 7 - SUBSEQUENT EVENTS

     On July 31, 1996, the Partnership paid distributions of $911,725 to the Limited Partners and $9,208 to the General Partners for the quarter ended June 30, 1997.

     On July 16, 1997 the first option referred to in Note 6 was exercised and simultaneously, the railcars were sold to Great Lakes Carbon.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Six Months Ended June 30, 1997, Compared to Six Months Ended June 30, 1996

     Rental income increased from $3,954,072 for the six months ended June 30, 1996, to $4,039,437 for the six months ended June 30, 1997. An increase of $1,257,100 in revenues resulted from the purchase of equipment with leases in place during the intervening period. This was offset by a $1,171,735 decrease in revenues from leases that were terminated or equipment that was sold during the intervening period. Interest income increased for the six months ended June 30, 1997, as compared to 1996, because the Partnership had a higher average balance of cash available for investment.

     Interest expense increased from $563,185 for the six months ended June 30, 1996, to $805,297 for the six months ended June 30, 1997. This increase resulted from a higher average level of debt during the period. Management fee expense decreased for the six months ended June 30, 1997, as compared to 1996, due to the calculations of two leases being based on the cash received by the Partnership instead of the revenue recognized by the Partnership. Depreciation expense increased for the six months ended June 30, 1997 versus 1996, because the Partnership had a higher depreciable basis of equipment due to new lease commitments.

     During the six months ended June 30, 1997, equipment with an original cost of $36,710 was sold for $36,500, resulting in a gain on sale of $16,458. During the six months ended June 30, 1996, equipment with an original cost of $3,472,764 was sold for $4,954,863, resulting in a gain on sale of $1,669,150.

     The net effect of the above revenue and expense items resulted in a net income of $501,307 for the six months ended June 30, 1997, compared to $2,736,200 for the six months ended June 30, 1996.

     During the six months ended June 30, 1997, the Partnership incurred $6,504,889 of additional borrowing and made $7,718,161 of principal payments on notes.

  Three Months Ended June 30, 1997, Compared to Three Months Ended
  June 30, 1996

     Rental income increased from $1,953,331 for the three months ended June 30, 1996, to $2,068,347 for the three months ended June 30, 1997. An increase of $650,952 in revenues resulted from the purchase of equipment with leases in place in the intervening period. This was offset by a $363,298 decrease in revenues from leases that were terminated or equipment that was sold during the intervening period and a $172,638 decrease in revenues due to reduced re-lease rates. Interest income decreased for the three months ended June 30, 1997, as compared to 1996, because the Partnership had a lower average balance of cash available for investment.

     Interest expense increased from $324,114 for the three months ended June 30, 1996, to $406,330 for the three months ended June 30, 1997. This increase resulted from a higher average level of debt during the period. Management fee expense was lower for the three months ended June 30, 1997, as compared to 1996 due to the calculations of two leases being based on the cash received by the Partnership instead of the revenue recognized by the Partnership. Depreciation expense increased for the three months ended June 30, 1997 versus 1996, because the Partnership had a higher depreciable basis of equipment due to purchases.

     The net effect of the above revenue and expense items resulted in a net income of $191,080 for the three months ended June 30, 1997, compared to $2,051,343 for the three months ended June 30, 1996.

     During the three months ended June 30, 1997, the Partnership incurred $6,504,889 of additional borrowing and made $6,550,526 of principal payments on notes.

  Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at June 30, 1997, anticipated future borrowings, and future rental income, interest income, and sales proceeds.

     For the six months ended June 30, 1997, the Partnership had a net income of $501,307. After adjusting net income during this period for depreciation and amortization, gain on sale, and the changes in operating assets and liabilities, net cash provided by operating activities was $2,990,668. Cash used in investing activities consisted primarily of $9,420 for an escrow deposit and $1,616,236 for the purchase of equipment. Cash provided by financing activities consisted primarily of proceeds from notes payable in the amount of $6,504,899. Cash used in financing activities was $7,718,161 in payment of notes payable and to pay cash distributions to limited and general partners of $1,841,866. In total, during the six months ending June 30, 1997, Cash and Cash Equivalents decreased $1,789,326 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of June 30, 1997, of $3,882,041.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at June 30, 1997, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)




PART II - Other Information

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


                                  Cypress Equipment Fund II, Ltd.
                                  RJ Leasing - 2, Inc.
                                  Administrative General Partner




Date: September 15, 1997          By:  /s/ J. Davenport Mosby, III
                                       J. Davenport Mosby, III
                                       President



Date: September 15, 1997          By:  /s/ John McDonald
                                       John McDonald
                                       Vice President



Date: September 15, 1997          By:  /s/ Christa Kleinrichert
                                       Christa Kleinrichert
                                       Secretary and Treasurer