Form 10-Q
period 1997-09-30
CYPRESS EQUIPMENT FUND II LTD
filed 1997-12-02
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                 September 30, 1997

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

                                     Number of Units at
Title of Each Class                September 30, 1997

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
                          (a Limited Partnership)
                              BALANCE SHEETS

                                              September 30,    December 31,
                                                  1997              1996
                                              ------------    ------------
                                               (Unaudited)       (Audited)
ASSETS
Leased Equipment, at Cost                     $ 45,476,689    $ 43,306,997
  Less: Accumulated Depreciation               (13,232,240)     (9,611,491)
                                              ------------    ------------
                                                32,244,449      33,695,506

Equipment Held for Sale                          4,105,073       4,125,116
Deposit on Equipment                             3,118,969       3,109,549
Options                                          2,282,246       3,033,618
Deferred Debt Costs (Net of
  Accumulated Amortization of
  $278,181 and $179,112,
  Respectively)                                     91,029          82,876
Rent and Sales Proceeds Receivable                 733,670         663,308
Prepaid Expenses                                    56,469          70,557
Cash and Cash Equivalents                        4,632,305       5,671,367
                                              ------------    ------------
      Total Assets                            $ 47,264,210    $ 50,451,897
                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes Payable                               $ 17,929,035    $ 19,781,263
  Payable to:  General Partners                     52,762         386,367
               Affiliates                                0          11,393
               Other                               129,235         102,058
  Interest Payable                                 169,413         210,289
  Unearned Revenue                                 631,466          90,403
                                              ------------    ------------
      Total Liabilities                         18,911,911      20,581,773
                                              ------------    ------------
Partners' Equity:
  Limited Partners (36,469 units
   outstanding at September 30,
 1997, and December 31, 1996)                   28,387,707      29,890,358
  General Partners                                 (35,408)        (20,234)
                                              ------------    ------------
      Total Partners' Equity                    28,352,299      29,870,124
                                              ------------    ------------
      Total Liabilities and
       Partners' Equity                       $ 47,264,210    $ 50,451,897
                                              ============    ============
                The accompanying notes are an integral part
                      of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                  1997             1996
                                              ------------    ------------
Revenues:

  Rental Income                               $  6,051,180    $  5,914,206
  Interest Income                                  146,263         249,265
  Gain on Sale of Equipment                              0       1,066,586
  Gain on Sale of Equipment
   Held for Sale                                   565,046       1,591,240
                                              ------------    ------------
    Total Revenues                               6,762,489       8,821,297
                                              ------------    ------------
Operating Expenses:

  Management Fees - General
   Partners                                        220,121         164,711
  General and Administrative:
   Affiliate                                        32,103          52,172
   Other                                           328,956         358,876
  Interest Expense                               1,216,519         885,174
  Depreciation and Amortization                  3,719,817       3,180,398
                                              ------------    ------------
    Total Operating Expenses                     5,517,516       4,641,331
                                              ------------    ------------
Net Income                                    $  1,244,973    $  4,179,966
                                              ============    ============
Allocation of Net Income:
  Limited Partners                            $  1,232,523    $  4,138,166
  General Partners                                  12,450          41,800
                                              ------------    ------------
                                              $  1,244,973    $  4,179,966
                                              ============    ============
Net Income Per $1,000 Limited
  Partnership Unit Outstanding                $      33.80    $     113.47
                                              ============    ============
Number of Limited Partnership
  Units Outstanding                                 36,469          36,469
                                              ============    ============
                The accompanying notes are an integral part
                      of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                  1997            1996
                                              ------------    ------------
Revenues:

  Rental Income                               $  2,011,743    $  1,960,134
  Interest Income                                   57,227         174,283
  Gain on Sale of Equipment                              0         988,676
  Gain on Sale of Equipment
   Held for Sale                                   548,588               0
                                              ------------    ------------
    Total Revenues                               2,617,558       3,123,093
                                              ------------    ------------
Operating Expenses:

  Management Fees - General
   Partners                                         72,712            (250)
  General and Administrative:
   Affiliate                                        12,068          23,732
   Other                                           126,306         226,426
  Interest Expense                                 411,222         321,989
  Depreciation and Amortization                  1,251,584       1,107,430
                                              ------------    ------------
    Total Operating Expenses                     1,873,892       1,679,327
                                              ------------    ------------
Net Income                                    $    743,666    $  1,443,766
                                              ============    ============
Allocation of Net Income:
  Limited Partners                            $    736,229    $  1,429,328
  General Partners                                   7,437          14,438
                                              ------------    ------------
                                              $    743,666    $  1,443,766
                                              ============    ============
Net Income Per $1,000 Limited
  Partnership Unit Outstanding                $      20.19    $      39.19
                                              ============    ============
Number of Limited Partnership
  Units Outstanding                                 36,469          36,469
                                              ============    ============
                The accompanying notes are an integral part
                      of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                  1997            1996
                                              ------------    ------------
Cash Flows from Operating Activities:
  Net Income                                  $  1,244,973    $  4,179,966
  Adjustments to Reconcile Net
    Income to Net Cash Provided
    by (Used in) Operating Activities:
     (Gain) on Sale of
       Equipment                                         0      (1,066,586)
     Depreciation and
       Amortization                              3,719,817       3,180,398
     Deferred Interest on
       Notes Payable                               389,970         368,302
     Changes in Operating Assets
       and Liabilities:
      Decrease in Equipment
       Held for Sale                                20,043       3,114,351
      (Increase) Decrease in
       Rents Receivable                            (75,154)         81,476
      Decrease in Interest
       Receivable                                        0         (99,331)
      Decrease in Accounts
       Receivable- General                           3,309           3,598
      (Increase) Decrease in
       Prepaid Expenses                             14,088         (59,717)
      Decrease in Accounts
       Payable                                      27,177               0
      Increase (Decrease) in
       Interest Payable                            (40,876)         15,868
      Increase (Decrease) in
       Payable to:
       General Partners                           (333,605)         19,492
        Affiliates                                 (11,393)              0
      Increase (Decrease) in
       Unearned Revenue                            541,063         105,847
                                              ------------    ------------
         Net Cash Provided by
         Operating Activities                    5,499,412       9,782,091
                                              ------------    ------------

Cash Flows from Investing Activities:
  Purchases of Equipment                        (2,169,691)     (2,708,215)
  Casualty of Options                                2,966               0
  Retirement of Option                             748,406               0
  Proceeds from Sale of Equipment                        0       1,269,756
  Decrease in Sales
   Receivable                                        1,483         110,500
  Escrow Deposit                                    (9,420)     (3,504,817)
                                              ------------    ------------
        Net Cash (Used in)
        Investing Activities                    (1,426,256)     (7,939,277)
                                              ------------    ------------
Cash Flows from Financing Activities:
  Proceeds from Notes Payable                    6,935,384       9,278,197
  Payment of Notes Payable                      (9,177,582)     (5,165,073)
  (Increase) in Deferred
   Debt Costs                                     (107,221)        (32,204)
  Distributions to
   Limited Partners                             (2,735,175)     (2,735,175)
  Distributions to
   General Partners                                (27,624)        (27,624)
                                              ------------    ------------
        Net Cash Provided by
        (Used In) Financing
        Activities                              (5,112,218)      1,318,121
                                              ------------    ------------
Increase (Decrease) in Cash                     (1,039,062)      3,160,935
Cash and Cash Equivalents at
  Beginning of Period                            5,671,367       3,186,738
                                              ------------    ------------
Cash and Cash Equivalents at
  End of Period                               $  4,632,305    $  6,347,673
                                              ============    ============
Supplemental Cash Flow Information:
  Interest Paid                               $    867,425    $    501,004
                                              ============    ============
Non-Cash Activities:

Notes Payable in 1997 increased by $389,970, the amount of Deferred Interest on Notes Payable.

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

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                            September 30, 1997

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

     During the nine months ended September 30, 1997, the outstanding balance of $4,234,500 with the CIT Group Credit Facility was paid in full. In June 1997 a credit facility of $9,234,500 was arranged with Heller Financial and the amount drawn down was $6,234,500.

     Additional notes payable in the amount of $270,389 originated during the nine months. The maturities of these notes are: 1997 - $22,532; 1998
- $54,078; 1999 - $54,078; 2000 - $54,078; 2001 and thereafter - $85,623.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIAITES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 1997:

     Equipment Management Fees             $220,121
     Acquisition Fees                        70,108
     General and Administrative Costs        32,103
     General Partners' Distributions         27,624

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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $4,632,305 at September 30, 1997, represents cash of $32,253, a repurchase agreement of $4,599,000, and money market mutual funds of $1,052.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Options were purchased in March 1995. If the options are exercised upon lease terminations in August 1999, and January 2000, the Partnership will pay the strike prices of approximately $1,535,122 and $5,137,500 respectively, to the seller for 193 railcars and 685 railcars, respectively.

NOTE 7 - SUBSEQUENT EVENTS

     On November 4, 1997, the Partnership paid distributions of $911,725 to the Limited Partners and $9,208 to the General Partners for the quarter ended September 30, 1997.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

Nine Months Ended September 30, 1997, Compared to Nine Months Ended September 30, 1996

     Rental income increased from $5,914,206 for the nine months ended September 30, 1996, to $6,051,180 for the nine months ended September 30, 1997. The increase resulted from a $1,841,203 increase in revenues from the purchase of equipment with leases in place during the intervening period. This was offset by a $1,199,702 decrease in revenues from leases that were terminated or equipment that was sold during the intervening period. Additionally there was a decrease of $504,527 in revenues of leases that were in place. Interest income decreased for the nine months ended September 30, 1997, as compared to 1996, because the Partnership had a lower average balance of cash available for investment.

     Interest expense increased from $885,174 for the nine months ended September 30, 1996, to $1,216,519 for the nine months ended September 30, 1997. This increase resulted from a higher average level of debt during the period. Management fee expense increased for the nine months ended September 30, 1997, as compared to 1996, due to the calculations of two leases being based on the cash received by the Partnership instead of the revenue recognized by the Partnership. Depreciation expense increased for the nine months ended September 30, 1997 versus 1996, because the Partnership had a higher depreciable basis of equipment due to new lease commitments.

     During the nine months ended September 30, 1997, Equipment Held for Sale with a net book value of $20,042 was sold for $36,500, resulting in a gain on sale of $16,458. In this period an option was exercised that had a total cost of $1,338,217 and was sold for a net of $1,886,805 resulting in a gain on sale of $548,558. During the nine months ended September 30, 1996, Rental Equipment with an original cost of $340,997 was sold for a gain of $153,830. There were additional insurance proceeds of $912,756 on units previously declared as casualties. Rental Equipment Held for Sale with a net book value of $3,178,691 was sold at a gain of $1,591,240.

     The net effect of the above revenue and expense items resulted in a net income of $1,244,973 for the nine months ended September 30, 1997, compared to $4,179,966 for the nine months ended September 30, 1996.

     During the nine months ended September 30, 1997, the Partnership incurred $6,935,384 of additional borrowing and made $9,177,582 of principal payments on notes.

Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996

     Rental income increased from $1,960,134 for the three months ended September 30, 1996, to $2,011,743 for the three months ended September 30, 1997. An increase of $584,101 in revenues resulted from the purchase of equipment with leases in place in the intervening period. This was offset by a $359,641 decrease in revenues from leases that were terminated or equipment that was sold during the intervening period and a $172,851 decrease in revenues due to reduced re-lease rates. Interest income decreased for the three months ended September 30, 1997, as compared to 1996, because the Partnership had a lower average balance of cash available for investment.

     Interest expense increased from $321,989 for the three months ended September 30, 1996, to $411,222 for the three months ended September 30, 1997. This increase resulted from a higher average level of debt during the period. Management fee expense was higher for the three months ended September 30, 1997, as compared to 1996 due to the calculations of two leases being based on the cash received by the Partnership instead of the revenue recognized by the Partnership. Depreciation expense increased for the three months ended September 30, 1997 versus 1996, because the Partnership had a higher depreciable basis of equipment due to purchases.

     The net effect of the above revenue and expense items resulted in a net income of $743,666 for the three months ended September 30, 1997, compared to $1,443,766 for the three months ended September 30, 1996.

     During the three months ended September 30, 1997, the Partnership incurred $430,495 of additional borrowing and made $1,459,421 of principal payments on notes.

  Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at September 30, 1997, anticipated future borrowings, and future rental income, interest income, and sales proceeds.

     For the nine months ended September 30, 1997, the Partnership had a net income of $1,244,973. After adjusting net income during this period for depreciation and amortization, gain on sale, and the changes in operating assets and liabilities, net cash provided by operating activities was
$5,499,412. Cash used in investing activities consisted primarily of $9,420 for an escrow deposit and $2,169,691 for the purchase of equipment. Cash provided by financing activities consisted primarily of proceeds from notes payable in the amount of $6,935,384. Cash used in financing activities consisted primarily of $9,177,582 in payment of notes payable and cash distributions to limited and general partners of $2,762,799. In total, during the nine months ending September 30, 1997, Cash and Cash Equivalents decreased $1,039,062 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of September 30, 1997, of $4,632,305.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at September 30, 1997, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                            September 30, 1997



PART II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K

   a)     Exhibits - None.
   b)     Reports on Form 8-K - None.







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


                          Cypress Equipment Fund II, Ltd.

                          RJ Leasing - 2, Inc.
                          Administrative General Partner



Date: November 26, 1997        By:  /s/J.Davenport Mosby, III
                                    J.  Davenport Mosby, III
                                    President



Date: November 26, 1997        By:  /s/John McDonald
                                    John McDonald
                                    Vice President



Date: November 26, 1997        By:  /s/Christa Kleinrichert
                                    Christa Kleinrichert
                                    Secretary and Treasurer