Form 10-K
period 1997-12-31
CYPRESS EQUIPMENT FUND II LTD
filed 1998-07-13
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC. 20549-1004

                                 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 1997

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
Number of shares outstanding of each of Registrant's classes of securities:
                                               Number of Units
   Title of Each Class                       at December 31, 1997
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

Item 2.   PROPERTIES

     The Registrant commenced operations in June 1992, and as of December 31, 1997, the original cost of Equipment owned by the Partnership was $40,876,233. Equipment and related information consist of the following:

                                                           FUTURE REVENUE
                                LEASE                       OF REMAINING
                              MATURITIES     ACQUISITION    LEASE TERM AT
         EQUIPMENT           AT 12/31/97         COST         12/31/97
--------------------------  -------------    ---------------- ------------
Tank Barges                 December 1998        3,623,484       988,251

Locomotives                 November 1998        1,745,717       318,988

Self Unloading Bulk
Carrier                     November 1998        8,773,564       940,749

Electronic Banking          October 1999
Equipment                   -August 2002        10,336,844     4,550,811

3 Aircraft                  December 2001        5,438,086     1,793,229

Aircraft (3)                February 2004        1,718,374             0

Machine Tools               August 1999 -
                            September 2001       1,061,079       553,008

Offlease:

Aircraft                                         1,537,519

Peak Power Generating
Units (1)                                        4,100,606

Hopper Cars (2)                                  2,540,960
                                              ------------  -----------
                                              $ 40,876,233 $  9,145,036
                                              ============ ============


 (1) The lessee has exercised its option to purchase the equipment. See "Legal Proceedings"
 (2)  Equipment is subject to a dispute with the lessee.  See "Legal
Proceedings".
  (3) On December 31, 1997, the Fund was notified that its Metro III commuter aircraft on lease to Aerosur, S.A. experienced a casualty event. The aircraft is currently being inspected to determine the extent of its damage. In the event the aircraft is declared a total loss, the Fund is expected to receive insurance proceeds in an amount sufficient to protect its investment and targeted return on its investment.

    The lessees and the percentages of total equipment owned are as follows:

               Oglebay Norton Company            21%
               Hughes Network Systems, Inc.      20%
               Lonestar Airlines                 13%
               Dow Chemical Company               9%
               Affiliated Computer Services, Inc. 6%
               Southern Pacific                   4%
               Aerosur, S.A.                      4%
               Alliant Technology                 3%
               Equipment Pending Re-lease         4%
               Equipment Held for Sale           16%
                                                ----
                                                100%
                                                ====

     The Partnership owns two Options, purchased for an acquisition cost of $2,282,246, to buy rail equipment at lease expiration dates of August 1999 and January 2000. The Partnership paid $3,118,969 for the right to obtain title to certain equipment on December 30, 2002, at the expiration of the lease.


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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1997.
                            PART II

Item 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SECURITY
          HOLDER MATTERS

         (a)The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

         (b)                                   Approximate number of
          equity security holders:

                                         Number of Record Holders
  Title of Each Class                     as of December 31, 1997

Units of Limited Partnership Interest                  1,995
General Partner Interests                                  3

Item 6.   SELECTED FINANCIAL DATA

                  1997        1996       1995        1994         1993
Total
Revenues       $ 6,606,199  $10,605,555 $ 7,119,741 $ 8,672,375  $ 5,170,123

Net Income     $ 1,479,260  $ 4,472,073 $ 1,550,265 $ 3,199,088  $   845,361

Total Assets   $47,348,906  $49,121,339 $39,309,444 $36,771,147  $34,343,968

Notes Payable  $19,084,905  $18,628,741 $ 9,900,879 $ 4,799,168  $ 9,492,116

Distributions
to Limited
Partners Per
Weighted
Average
Limited
Partnership
Unit
Outstanding    $    100.00  $    100.00 $    109.21 $     91.45  $     78.46

Earnings Per
Weighted
Average
Limited
Partnership
Unit
Outstanding    $     40.16  $    121.40 $     42.08 $     90.75  $     47.07


     The selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Rental income decreased from $7,491,653 for the year ended December 31, 1996, to $5,770,536 for the year ended December 31, 1997. Equipment which came off-lease or was sold during 1997 provided $1,575,930 less revenue in 1997 than in 1996 and equipment purchased in 1997 provided $460,527 more revenue in 1997 than in 1996. Additionally, there was a decrease of $605,715 in revenues of leases that were in place. Interest income decreased during the year ended December 31, 1997, as compared to the year ended December 31, 1996, because the Partnership had a lower average balance of cash for investment.

     Interest expense increased from $1,231,062 for the year ended December 31, 1996, to $1,557,497 for the year ended December 31, 1997. This increase primarily resulted from a increased average level of debt during the period. Management fee expense increased even though rental revenues decreased due to management fees being paid on the distribution of revenues from the Federal Paper Board Partnership. Depreciation and amortization expense decreased $737,319 for the year ended December 31, 1997 versus the year ended December 31, 1996, due to an average depreciable basis of equipment of $40,127,000 during 1996 versus an average of $34,518,000 during 1997.

     The net effect of the above revenue and expense items resulted in a net income of $4,472,073 for the year ended December 31, 1996, compared to a net income of $1,479,260 for the year ended December 31, 1997.

     During the year ended December 31, 1997, Equipment Held for Sale with a net book value of $20,042 was sold for $36,500 resulting in a gain on sale of $16,458. During 1997 the Partnership acquired Equipment, a Direct Financing Lease and Investment in Partnerships of $4,127,406. During the year ended December 31, 1996, the Partnership acquired $14,555,650 of equipment and sold equipment with an original cost of $3,803,141 for a net increase in equipment of $10,752,509.

     Notes payable increased $456,164 during the year ended December 31, 1997, due to $8,658,151 of additional borrowing, deferred interest of $606,257, and $8,808,244 of principal payments on notes.

Liquidity and Capital Resources

     The primary sources of funds for the year ended December 31, 1997 were $4,772,153 from operating activities, $8,658,151 from additional borrowing, $751,372 from the sale of options and $868,175 in distributions from other partnerships. These sources were used to make $2,585,641 of equipment purchases, $1,541,565 for a 50% interest in a partnership, $8,808,244 of notes payments, and $3,683,732 of distributions. As of December 31, 1997, the Partnership had $4,480,112 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to make distributions, meet administrative expenses, and debt retirement. These short-term needs will be funded by cash from 1998 operations and Cash and Cash Equivalents at December 31, 1997.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     The cash balance at December 31, 1997, was $4,480,112. The Partnership had net income of $1,479,260 and after adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash provided by operating activities was $5,231,114. Cash used in investing activities totaled $2,515,796. Cash provided by financing activities consisted primarily of additional borrowing of $8,658,151, cash used in financing activities was primarily to make payments of notes payable of $8,808,244 and distributions of $3,683,732.

     Actual cash distributions were $3,683,732 in 1997 and $3,683,732 in 1996.

     The Partnership anticipates that funds from operations in 1998 will be adequate to cover all 1998 operating contingencies.

                       INDEPENDENT AUDITOR'S REPORT

To the Partners of
  Cypress Equipment Fund II, Ltd.

     We have audited the accompanying balance sheets of Cypress Equipment Fund II, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Equipment Fund II, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 1997, in conformity with generally accepted accounting principles.






                             SPENCE, MARSTON, BUNCH, MORRIS & CO.
                             Certified Public Accountants
Clearwater, Florida
May 4, 1998

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CYPRESS EQUIPMENT FUND II, LTD.
                              BALANCE SHEETS
                               DECEMBER 31,
                                                  1997           1996
                                                  ----           ----
ASSETS
Rental Equipment, at Cost                      $ 34,234,667    $ 32,975,087
  Less:  Accumulated Depreciation               (12,630,987)     (9,403,837)
                                              -------------   -------------
                                                 21,603,680      23,571,250

Rental Equipment Held for Sale                    4,105,073       4,125,116
Deposit on Equipment                              3,118,969       3,109,549
Options                                           2,282,246       3,033,618
Investment In Partnerships                       10,009,477       8,793,698
Net Investment in Direct Financing Lease            867,100               0
Deferred Debt Costs (Net of Accumulated
Amortization of $290,498 and $179,112,
Respectively)                                        44,238          82,876
Rent and Sales Proceeds Receivable                  737,603         659,999
Accounts Receivable - Other                          12,000           3,309
Prepaid Expense                                      88,408          70,557
Cash and Cash Equivalents                         4,480,112       5,671,367
                                               ------------    ------------
    Total Assets                               $ 47,348,906    $ 49,121,339
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                                  $ 19,084,905    $ 18,628,741
Payable to:  General Partners                       187,943         386,367
             Affiliates                                   0          11,393
             Others                                 268,626         102,058
Interest Payable                                    141,780         122,469
Unearned Revenue                                          0             187
                                              -------------   -------------
    Total Liabilities                            19,683,254      19,251,215
                                              -------------   -------------
Partners' Equity:
Limited Partners (36,469 units outstanding
at December 31, 1997 and 1996)                   27,707,925      29,890,358
General Partners                                   (42,273)        (20,234)
                                              -------------   -------------
    Total Partners' Equity                       27,665,652      29,870,124
                                              -------------   -------------
    Total Liabilities and Partners' Equity     $ 47,348,906    $ 49,121,339
                                              =============   =============

The accompanying notes are an integral part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31,
                                    1997           1996           1995
                                    ----           ----           ----
Revenues:
Rental Income                     $ 5,770,536    $ 7,491,653    $ 6,573,823
Interest Income                       270,617        362,482        439,766
Gain on Sale of Equipment                   0        198,081        106,152
Gain on Sale of Rental
Equipment Held for Sale               565,046      1,640,583              0
Insurance Proceeds                          0        912,756              0
                                 ------------   ------------   ------------
Total Revenues                      6,606,199     10,605,555      7,119,741
                                 ------------   ------------   ------------
Operating Expenses:
Management Fees-General               288,328        223,432        284,795
Partners
General Administrative:                69,281         73,286         49,063
  Affiliate                           415,486        565,488        294,703
  Other                             1,557,497      1,231,062        639,213
Interest Expense                    3,338,536      4,075,855      3,551,702
Depreciation and Amortization
Write Down of Rental Equipment              0              0        750,000
Held for Sale                    ------------   ------------   ------------
                                    5,669,128      6,169,123      5,569,476
  Total Operating Expenses       ------------   ------------   ------------

Net Income Before Equity in           937,071      4,436,432      1,550,265
Income of Partnerships

Equity in Income of                   542,189         35,641              0
Partnerships                     ------------   ------------   ------------
                                  $ 1,479,260    $ 4,472,073    $ 1,550,265
Net Income                       ============   ============   ============

Allocation of Net Income:         $ 1,464,467    $ 4,427,352    $ 1,534,762
  Limited Partners                     14,793         44,721         15,503
  General Partners               ------------   ------------   ------------
                                  $ 1,479,260    $ 4,472,073    $ 1,550,265
                                 ============   ============   ============

Net Income per $1,000 Limited     $     40.16    $    121.40    $     42.08
Partnership Unit Outstanding     ============   ============   ============

Number of Limited Partnership          36,469         36,469         36,469
Units                            ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  Limited        General         Total
                                 Partners'      Partners'      Partners'
                                  Equity         Deficit         Equity
                                 --------       --------        --------
Balance at December 31, 1994     $31,557,923     $  (3,400)     $31,554,523

Net Income - 1995                  1,534,762         15,503       1,550,265

Distributions - 1995              (3,982,779)       (40,226)     (4,023,005)
                                ------------      ---------     -----------
Balance at December 31, 1995      29,109,906       (28,123)      29,081,783


Net Income - 1996                  4,427,352         44,721       4,472,073

Distributions - 1996              (3,646,900)       (36,832)     (3,683,732)
                                 -----------      ---------    ------------
Balance at December 31, 1996      29,890,358       (20,234)      29,870,124


Net Income - 1997                  1,464,467         14,793       1,479,260

Distributions - 1997              (3,646,900)       (36,832)     (3,683,732)
                                ------------      ---------    ------------
Balance at December 31, 1997     $27,707,925    $  (42,273)     $27,665,652
                                ============    ===========    ============


                The accompanying notes are an integral part
                      of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31,
                                      1997          1996          1995
                                      ----          ----          ----
Cash Flows from Operating
Activities:
 Net Income                         $ 1,479,260   $ 4,472,073   $ 1,550,265
 Adjustments to Reconcile Net
Income to Net Cash Provided
by Operating Activities:
  (Gain) on Sale of Equipment                 0      (198,081)     (106,152)
  Depreciation and Amortization       3,338,536     4,075,855     3,551,702
  Deferred Interest on Notes
Payable                                 606,257       495,617       231,078
  Write Down of Rental Equipment
Held for Sale                                 0             0       750,000
  Purchase of Equipment Held for
Sale                                          0             0    (2,290,270)
  Equity in Income of Investment
In Partnerships                        (542,189)      (35,641)            0
  Changes in Operating Assets
and Liabilities:
   Decrease in Rental Equipment
Held for Sale                            20,043     3,174,558             0
   (Increase) Decrease in Rent
Receivable                              (79,087)      102,200     1,391,905
   (Increase) Decrease in
Prepaid Expenses                        (17,851)      (48,898)       54,329
   Increase (Decrease) in
Interest Payable                         19,311        59,625       (26,306)
   (Increase) Decrease in
Accounts Receivable:
    Interest                                  0           472       (63,752)
    Other                                (8,691)          289        (3,598)
  Increase (Decrease) in
Payable to:
    General Partners                   (198,424)      287,179       (41,686)
    Affiliates                          (11,393)       11,393        (5,381)
    Other                               166,568        40,485        61,573
  Decrease in Unearned Revenue             (187)     (109,653)      (78,874)
                                   ------------  ------------  ------------
     Net Cash Provided by
Operating Activities                  4,772,153    12,327,473     4,974,833
                                   ------------  ------------  ------------
Cash Flows from Investing
Activities:
 Purchases of Leased Equipment       (1,259,580)       (3,896)  (10,284,106)
 Deposit on Equipment                    (9,420)   (3,109,549)            0
 Purchase of Direct Financing
Lease                                  (867,100)            0             0
 Investment in Partnerships          (1,541,765)   (8,859,010)            0
 Distributions Received                 868,175       100,953             0
 (Purchase) Sale of Options             748,406             0    (3,038,114)
 Purchase of Residual                                                     0
Participations                                0             0      (134,396)
 Purchase of Accounts Receivable
- Residual Participations                     0             0      (914,066)
 Proceeds from Sale of Equipment              0       438,282     3,288,957
 Proceeds from Casualty of
Option                                    2,966         4,496        16,083
 Payments Received on Note
Receivable                                    0             0       306,927
 (Increase) Decrease in Sales
Proceeds Receivable                       1,483       109,017      (110,500)
                                    -----------   -----------   -----------
     Net Cash (Used In) Investing
Activities                           (2,056,835)  (11,319,707)  (10,869,215)
                                    -----------   -----------   -----------
Cash Flows from Financing
Activities:
 Proceeds from Notes Payable          8,658,151     7,899,999     8,313,460
 Payment of Notes Payable            (8,808,244)   (2,704,851)   (3,442,827)
 (Increase) in Deferred Debt
Costs                                   (72,748)      (34,553)      (97,249)
 Distributions to Partners           (3,683,732)   (3,683,732)   (4,023,005)
                                    -----------   -----------   -----------
     Net Cash (Used In) Provided
by Financing Activities              (3,906,573)    1,476,863       750,379
                                    -----------   -----------   -----------
Increase (Decrease) in Cash          (1,191,255)    2,484,629    (5,144,003)

Cash and Cash Equivalents at
Beginning of Period                   5,671,367     3,186,738     8,330,741
                                    -----------   -----------   -----------
Cash and Cash Equivalents at End
of Period                           $ 4,480,112   $ 5,671,367   $ 3,186,738
                                    ===========   ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                       $  931,930    $  612,627     $  434,441
                                  ============   ===========    ===========


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

Notes Payable in 1996 were increased by $495,617, the amount of Deferred Interest on Notes Payable.

In 1996, Leased Equipment with a cost of $4,136,743 and a net book value of $3,692,643 was transferred to Equipment Held for Sale.

Notes Payable in 1997 were increased by $606,257, the amount of Deferred Interest on Notes Payable.


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

   As of December 31, 1997, the Partnership has received Limited and General Partner capital contributions of $36,469,000 and $2,000, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

   The Partnership utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized as obligations are incurred.

Cash and Cash Equivalents

   It is the Partnership's policy to include all money market funds with an original maturity of three months or less in Cash and Cash Equivalents. Concentration of Credit Risk

   Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash investments and rents receivable. The cash investments are placed in high credit quality financial institutions and in a money market mutual fund that is managed by a wholly-owned subsidiary of Raymond James Financial, Inc. The Partnership receives rental income exclusively from lessees. Management does not believe that significant credit risk exists in relation to these accounts at December 31, 1997.

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

Leases

   Operating

   The Partnership accounts for its leases in accordance with the operating method. Under the operating method of accounting, the leased equipment is recorded as an asset at cost and depreciated on the declining balance method using a ten to forty year life. Rental income is recognized ratably over the term of the leases.

     In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, the Fund reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no write-downs required during 1997 or 1996.

     Direct Financing Lease

     The Partnership owns one direct financing lease. The Investment in Direct Financing Lease is reported at the present value of the sum of the minimum lease payments, using the interest rate implicit in the lease as the discount factor. The difference between the sum of the minimum lease payments and the present value of the sum of the minimum lease payments is reported as unearned income, which is amortized over the remaining lease term using the interest method.

Investment In Partnerships

   The Partnership accounts for its investments in partnerships using the equity method of accounting because the Partnership does not have a majority control of the major operating and financial policies of the partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the partnership in which it has invested, and additional investments and cash distributions from the partnership.

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

Per Unit Computations

   Per unit computations are based on 36,469 of $1,000 limited partnership units outstanding for 1997, 1996, and 1995, respectively.

Reclassification

   For comparability, the 1996 and 1995 figures have been reclassified where appropriate to conform to the financial statement presentation used in 1997. The following amounts on the 1996 Balance Sheet have been reclassified to Investment in Partnerships: Leased Equipment $10,331,910; Unearned Revenue $90,209; and Accumulated Depreciation $207,654. In addition, the following amounts on the 1996 Statement of Operations have been reclassified to Equity in Income of Partnerships: Lease Revenue $267,922; Interest Expense $24,627; and Depreciation $207,654. These reclassifications had no effect on net income or partners' capital for the year.

NOTE 3 - RELATED PARTY TRANSACTIONS

General Partners

   The General Partners have contributed a total of $2,000 to the Partnership.

   In accordance with the terms of the Limited Partnership Agreement, the Administrative and Managing General Partners were paid acquisition fees of $116,352, $368,478, and $254,125 in 1997, 1996, and 1995 respectively, for services related to locating and leasing equipment (2.85% of the purchase price); equipment management fees of $288,328, $223,432, and $284,795 (5% of gross rentals from rental equipment subject to operating leases, 2% of gross rentals from rental equipment subject to full payout leases, or 1% of gross rentals from rental equipment subject to operating leases for which the Administrative and Managing General Partners arrange for and actively supervise the performance of services) were paid or accrued in 1997, 1996, and 1995, respectively. Gross rentals for purposes of calculating equipment management fees include cash revenues received by the Partnership subsequent to the date of purchase including cash revenues that relate to periods prior to the date of purchase. General Partner distributions were $36,832, $36,832, and $40,226 for 1997, 1996, and 1995, respectively.

Affiliates of the General Partner

   The following amounts were paid or accrued to affiliates of the Administrative General Partner: $69,281 in 1997, $73,286 in 1996, and $49,063 in 1995 for reimbursement of general and administrative expenses on an accountable basis.

NOTE 4 - LEASES

   The initial lease terms of the equipment are generally 5 to 25 years. Future minimum rentals to be received from the operating leases at December 31, 1997, are as follows:
                    Year Ending
                    December 31,                   Amount
                    ------------                ------------
                      1998                      $  5,247,174
                      1999                         2,680,670
                      2000                           682,251
                      2001                           534,942
                                                ------------
                                                $  9,145,037
                                                ============

        Direct Financing Lease

        The components of the Partnership's Investment in Direct Financing Lease at December 31, 1997 are as follows:


        Total Minimum Lease
          Payments to be Received        $ 1,326,061
        Unearned Income                        (458,961)
        Net Investment in                -----------
          Direct Financing Lease         $   867,100
                                         ===========

        Future minimum rentals to be received on this lease at December 31, 1997, are as follows:

        Year Ending December 31,

                1998                     $  251,399
                1999                        251,399
                2000                        251,399
                2001                        251,399
                2002                        320,465
                                         ----------
                Total                    $1,326,061
                                         ==========

NOTE 5 - OPTIONS

   In 1993, the Partnership purchased an option to acquire equipment at the termination of the current lease. The cost of the Option was $584,736. During 1995, the Partnership exercised the option and paid the strike price of $2,290,270. Upon exercise, the equipment was transferred to Equipment Held for Sale. This equipment was sold in 1996.

   During 1995, the partnership purchased three options to acquire equipment at the termination of the current leases. The Partnership accounts for these options at costs of $749,893, $674,124, and $1,609,601. The exercise dates are July 1997, August 1999, and January 2000 with exercise prices of $572,516, $1,535,122, and $5,115,000, respectively. If the options are not exercised, the option costs will be charged against income. In July 1997 the Partnership exercised the option and paid the strike price of $566,686. The equipment was immediately sold and the partnership realized a net gain of $548,588.

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

NOTE 6 - DEPOSIT ON EQUIPMENT

   During 1996 the Partnership paid $3,109,549 for the right to obtain title to certain equipment on December 31, 2002, at the expiration of the lease.


NOTE 7 - INVESTMENT IN PARTNERSHIPS

     During 1997 the Partnership acquired a 50% interest in a Limited Partnership which purchased intermodal marine containers and chassis for approximately $1.7 million. These containers and chassis are on lease to Transamerica Leasing for a term of three years.

     During 1996 the Partnership acquired a 40% interest in a partnership which owns a recovery boiler facility used in the production of wood pulp and on lease to International Paper. The purchase price was approximately $10,290,000.

     The following is a summary of the Investment in Partnerships:

                                     December 31, 1997  December 31, 1996
                                     -----------------  -----------------
Investment in Federal Paper Board          $  8,859,010        $  8,859,010
Cumulative Distributions                      (969,128)           (100,953)
Cumulative Equity in Income                     586,579              35,641
                                           ------------        ------------
Net Investment                             $  8,476,461        $  8,793,698
                                           ============        ============

Investment in Cypress Access
Container                                  $  1,461,197        $          0
Acquisition Expense                              80,568                   0
Cumulative Equity in Loss                       (8,749)                   0
                                           ------------        ------------
Net Investment                             $  1,533,016        $          0
                                           ============        ============
Total Investment in Partnerships           $ 10,009,477        $  8,793,698
                                          =============       =============

SUMMARIZED BALANCE SHEET:
CYPRESS ACCESS CONTAINER PARTNERS   DECEMBER 31, 1997
---------------------------------   -----------------
ASSETS:
  Rent Receivable                          $   283,160
  Other receivable                             136,412
  Containers, net of accumulated
depreciation                                 2,473,525
  Organization costs, net of
accumulated amortization                        11,799
                                          ------------
   Total Assets                            $ 2,904,896
                                          ============
LIABILITIES AND PARTNERS' EQUITY:
  Partner's Equity - Access                $ 1,452,448
  Partner's Equity - Cypress                 1,452,448
                                          ------------
   Total Liabilities and Partners'
Equity                                     $ 2,904,896
                                          ============
SUMMARIZED STATEMENT OF OPERATIONS:
Depreciation expense                         $  17,297
Amortization expense                               200
                                            ----------
  Net Loss                                   $  17,497
                                            ==========
Other Partner's Share of Net Loss            $   8,748
Cypress' Share of Net Loss                       8,749
                                            ----------
                                             $  17,497
                                            ==========

SUMMARIZED BALANCE SHEET:
       FEDERAL PAPER BOARD          DECEMBER 31, 1997    DECEMBER 31, 1996
        ------------------          -----------------    -----------------
ASSETS:
Equipment, net of accumulated
depreciation                               $ 8,476,461          $ 8,651,356
Other Assets                                         0               97,895
                                           -----------          -----------
   Total Assets                            $ 8,476,461          $ 8,749,251
                                          ============         ============

LIABILITIES AND PARTNERS' EQUITY:
Notes Payable                              $         0          $ 2,881,294
Accrued Interest                                     0              212,092
                                          ------------         ------------
                                                     0            3,093,386

Partners' Equity - Cypress                   8,476,461            8,793,698
Partners' Equity - Other                             0          (3,146,833)
                                          ------------         ------------
Total Liabilities and Partners'
Equity                                     $ 8,476,461          $ 8,749,251
                                          ============         ============

SUMMARIZED STATEMENT OF OPERATIONS:
Rental income                              $ 5,412,569         $ 5,412,570

Depreciation expense                         1,557,578             207,654
Interest expense                               139,746             608,335
                                                97,895             132,280
                                          ------------        ------------
  Net Income                               $ 3,617,350         $ 4,464,301
                                          ============        ============
Other partners' share of Net               $ 3,066,412         $ 4,428,660
Income                                         550,938              35,641
Cypress' share of Net Income              ------------        ------------
                                           $ 3,617,350         $ 4,464,301
                                          ============        ============



NOTE 8 - NOTES PAYABLE

     Notes payable consist of the following:
                                              December 31,    December 31,
                                                  1997            1996
                                               -----------    ------------
Non-recourse notes payable secured by
equipment with fixed interest rates of 5% to
16 5/8% and maturities from 1998 to 1999.       $ 1,754,742     $ 3,789,262

Non-recourse note payable secured by
equipment, original terms of 72 months each,
no payments for the first 48 months with the
accruing interest converted to additional
principal, then fully amortizing over the
remaining 24 months, with a fixed interest
rate of 7.85% and final maturity in 2000.         3,113,556       3,182,618

Non-recourse note payable secured by
equipment, original term of 36 months, no
payments due until maturity with the
accruing interest converted to additional
principal, with fixed interest rate of
10.23% and final maturity in 1997.                        0         926,900

Recourse notes payable secured by assets of
the Partnership, original terms of 52 to 56
months, no payments due until maturity with
the accruing interest converted to
additional principal, with fixed interest
rate of 10% and final maturity in 1999.
$310,016 is expected to be converted to
principal.                                        1,539,278       1,747,528

Line of Credit secured by equipment with a
floating rate of LIBOR + 3.5% with maturity
in 1998.  The line of credit was paid off in
1997.  (See Note 12-Commitments and
Contingencies).                                           0       4,234,500

Line of Credit secured by equipment with a
floating rate of LIBOR + 3.25% with maturity
in 1999.  The interest rate at December 31,
1997 was 9.4375%.                                 4,234,500               0



Line of Credit secured by equipment with a
floating rate of LIBOR + 4% with maturity in
1998.  The interest rate at December 31,
1997 was 10.1875%.                                3,600,000               0

Recourse note secured by assets of the
Partnership with a floating rate of
commercial paper rate + 3.5% up to and
including 3/16/98, and thereafter a floating
rate of commercial paper rate + 4% with a
maturity in 1999.  The interest rate as of
December 31, 1997 was 9.53%.                      2,885,760       3,547,933

Non-revolving line of credit secured by
equipment with a floating rate of "Prime
Rate" + .75% with maturity in 2002.                 649,103               0

Non-recourse note payable secured by
residual proceeds after lease termination in
2002 with fixed interest rate of 7%               1,307,966       1,200,000
                                                -----------     -----------
TOTAL                                           $19,084,905     $18,628,741
                                                ===========     ===========

The aggregate amounts of principal payments due in the years after December 31, 1997 are : 1998 - $8,552,038; 1999 - $7,537,955; 2000 - $1,458,347:
2001 - $140,177; 2002 - $88,396 and 2003 and thereafter - $1,307,966.


NOTE 9 - TAXABLE INCOME

     The Partnership's taxable income/(loss) differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is a reconciliation between net income as reported and Partnership income (loss) for tax purposes:
                                     1997          1996           1995
                                     ----          ----           ----
Net income per financial
statements                         $ 1,479,260   $ 4,472,073    $ 1,550,265

Tax gain in excess of (less
than) financial gain on sale of
equipment                              (3,774)      (71,918)        942,777

Additional tax depreciation          (960,164)   (1,286,344)    (1,209,615)

Financial write down of equip-
ment greater than tax write                  0             0        750,000
down

Adjustment to Direct Financing
Lease from tax to financial             42,541             0              0
statements
                                       (6,496)             0              0
Other Adjustments

Additional taxable losses from       (830,585)     (434,304)              0
Investment in Partnerships        ------------  ------------   ------------

Partnership income (loss) for     $  (279,218)   $ 2,679,507    $ 2,033,427
tax purposes                      ============  ============   ============



NOTE 10 - MAJOR LESSEE INFORMATION

      Four leases accounted for $2,012,983, $1,075,911, $988,251 and
$609,534 for the year ended December 31, 1997. Four leases accounted for $2,611,723, $1,078,034, $1,076,876 and $988,251 for the year ended December
31, 1996.  Four leases accounted for $1,087,087, $1,078,034, $1,077,773 and
$806,051 of rental income for the year ended December 31, 1995.


NOTE 11 - OTHER EVENTS

     On December 31, 1997, the Fund was notified that its Metro III commuter aircraft on lease to Aerosur, S.A. experienced a casualty event. The aircraft is currently being inspected to determine the extent of its damage. In the event the aircraft is declared a total loss, the Fund is expected to receive insurance proceeds in an amount sufficient to protect its investment and targeted return on its investment.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

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


NOTE 13 - SUBSEQUENT EVENTS

     On January 31, 1998, the Partnership paid distributions of $911,725 to the Limited Partners and $9,208 to the General Partners.

     On April 30, 1998, the Partnership paid distributions of $911,725 to Limited Partners and $9,208 to the General Partners.


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The General Partners of Cypress Equipment Fund II, Ltd., as purchasers of Partnership units, own 0 units of the outstanding securities of the Partnership as of December 31, 1997. Directors and officers of the General Partners of Cypress Equipment Fund II, Ltd. own 0 units of the outstanding securities of the Partnership as of December 31, 1997.

     The Registrant is a Limited Partnership and therefore does not have voting securities. To the knowledge of the Partnership, no person owns of record, or beneficially, more than 5% of the Partnership's outstanding units.

Item 13.   Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of the Partnership. The amounts and kinds of compensation and fees are described on pages 19 through 23 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended December 31, 1997, 1996, and 1995.

                                  PART IV

               Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

               a. (1) Financial Statements - see accompanying index to financial statements, Item 8.

                         All other schedules are omitted because they
               are not applicable or not required, or because the required information is shown in the financial statements or in the notes thereto.

                     (2)  Exhibit Index -

     Table
     Number                                                 Page

        2      Plan of liquidation, organization,
               arrangement, liquidation, or
               succession                                      ***
        3      Articles of incorporation and by-laws            *
        4      Instruments defining the rights of
               security holders, including
               debentures                                       *
        9      Voting Trust Agreement                          ***
       10      Material Contracts                              ***
       11      Computation of per share earnings               ***
       12      Computation of ratios                           ***
       13      Annual report to security holders               ***
       18      Letter re: change in accounting
               principles                                      ***
       19      Previously unfiled documents                    ***
       22      Subsidiaries of the Registrant                  ***
       23      Published report regarding matters
               submitted to vote of security holders           ***
       24      Consents of experts and counsel                 ***
       25      Power of Attorney                                *
       28      Additional Exhibits
       28.01   OPTION AGREEMENT dated as of February 1,
               1993 between BLC Corporation "Optionor")
               and Cypress Equipment Fund II, Ltd.
               ("Optionee")                                     **
       28.02   TRUST AGREEMENT dated as of February
               1, 1993 between First Security Bank
               of Utah, National Association
               ("Owner-Trustee") and BLC Corporation
               ("Trustor")                                      **
       28.03   SECURITY AGREEMENT-TRUST DEED dated
               as of February 1, 1993 between First
               Security Bank of Utah, National
               Association as Owner-Trustee under
               BLC Trust No. 92-1 and State Street
               Bank and Trust Company of
               Connecticut, National Association                **
       28.04   SECURITY AGREEMENT-TRUST DEED
               SUPPLEMENT NO. 1 dated February,
               1993, between First Security Bank of
               Utah, National Association ("Owner-
               Trustee") under BLC Trust No. 92-1
               and State Street Bank and Trust
               Company of Connecticut, National
               Association ("Security Trustee")                 **
       28.05   NOTE PURCHASE AGREEMENT dated as of
               February 1, 1993 re: BLC Trust No.
               92.1 among BLC Corporation Trustor"),
               First Security Bank of Utah, National
               Association ("Owner-Trustee"),
               Hitachi Credit America Corporation
               ("Note Purchaser") and State Street
               Bank and Trust Company of
               Connecticut, National Association
               ("Security Trustee")                             **
       28.06   ACKNOWLEDGEMENT OF ASSIGNMENT AND
               AGREEMENT dated as of February 25,
               1993 among Southern Pacific
               Transportation Company, BLC
               Corporation, First Security Bank of
               Utah, National Association and State
               Street Bank and Trust Company of
               Connecticut, National Association                **
       28.07   BILL OF SALE executed as of February
               24, 1993 between BLC Corporation and
               First Security Bank of Utah, National
               Association                                      **
       28.08   PURCHASE AND SALE AGREEMENT dated as
               of June 22, 1993 by and between BLC
               Corporation and Cypress Equipment
               Fund II, Ltd. re: BLC Trust No. 92-1.            **
       28.09   ASSIGNMENT AND ASSUMPTION AGREEMENT
               made and entered into as of June 22,
               1993 by BLC Corporation, a Utah
               corporation ("Assignor") and Cypress
               Equipment Fund II, Ltd., a Florida
               limited partnership ("Assignee")                 **
       28.10   TRANSFER AND ASSUMPTION AGREEMENT
               ("Agreement"), entered into as of
               June 19, 1993 by and between Twenty-
               Sixth HFC Leasing Inc., a Delaware
               Corporation ("Assignor") and Cypress
               Equipment Fund II, Ltd., a Florida
               limited partnership ("Assignee")                 **
       28.11   EQUIPMENT LEASE dated as of June 1,
               1980 between The Connecticut Bank and
               Trust Company, As Trustee under
               I.C.G. Trust No. 80-4 ("Lessor") and
               Illinois Central Gulf Railroad
               Company ("Lessee")                               **
       28.12   SECURITY AGREEMENT-TRUST DEED dated
               as of June 1, 1980 from The
               Connecticut Bank and Trust Company,
               As Trustee under I.C.G. Trust No. 80-
               4 ("Debtor") to Mercantile-Safe
               Deposit and Trust Company ("Secured
               Party")                                          **
       28.13   TRUST AGREEMENT dated as of June 1,
               1980 between The Connecticut Bank and
               Trust Company ("Trustee") and Twenty-
               Sixth HFC Leasing Corporation
               ("Trustor")                                      **
       28.14   ESCROW AGREEMENT 902 dated December
               31, 1994 by and among Continental
               Bank, N.A. (the "Transferor"),
               Cypress Equipment Fund II, Ltd. (the
               "Transferee") and Continental Bank,
               National Association, Corporate Trust
               Services (the "Escrow Agent").                   **
       28.15   TRANSFER AGREEMENT 902 dated as of
               December 31, 1994 between Continental
               Bank, N.A. (the "Transferor"), and
               Cypress Equipment Fund II, Ltd. (the
               "Transferee").                                   **
       28.16   TRANSFEROR'S INTERESTS ASSIGNMENT AND
               ASSUMPTION AGREEMENT 902 dated
               December 31, 1994 between Continental
               Bank, N.A. (the "Transferor"), and
               Cypress Equipment Fund II, Ltd. (the
               "Transferee").                                   **
       28.17   ASSIGNMENT AND ASSUMPTION AGREEMENT
               902 dated December 31, 1994 between
               The Kinsman Marine Transit Company
               (the "Assignor") and Pringle Transit
               Company (the "Assignee").                        **
       28.18   KINSMAN AGREEMENT dated as of
               December 31, 1994 by The Kinsman
               Marine Transit Company.                          **
       28.19   REVOLVING CREDIT AGREEMENT dated
               December 31, 1994 by and between
               Cypress Equipment Fund II, Ltd.
               ("Borrower") and First Union National
               Bank of Florida ("Lender").                      **
       28.20   SECURITY AGREEMENT dated December 31,
               1994 by and between Cypress Equipment
               Fund II, Ltd. ("Debtor") and First
               Union National Bank of Florida
               ("Secured Party").                               **
       28.21   COLLATERAL ASSIGNMENT OF RIGHTS UNDER
               TRUST AGREEMENT dated December 31,
               1994 by and between Cypress Equipment
               Fund II, Ltd. ("Assignor") and First
               Union National Bank of Florida
               ("Assignee").                                    **
       28.22   LEASE AGREEMENT dated as of March 30,
               1988 between Capital Associates
               International, Inc. ("Lessor") and
               Comair, Inc. ("Lessee").                         **
       28.23   PURCHASE AGREEMENT ("Agreement")
               dated as of August 31, 1994, by and
               between Capital Associates
               International, Inc. ("Seller") and
               First Security Bank of Utah, National
               Association not in its individual
               capacity but as owner trustee
               pursuant to that certain Trust dated
               August 31, 1994 between itself and
               Cypress Equipment Fund II ("Buyer").             **
       28.24   BILL OF SALE dated August 31, 1994
               between Capital Associates
               International, Inc. ("Seller") and
               First Security Bank of Utah, National
               Association not in its individual
               capacity but as owner trustee
               pursuant to that certain Trust dated
               August 31, 1994 between itself and
               Cypress Equipment Fund II, Ltd.
               ("Buyer").                                       **
       28.25   TRUST AGREEMENT dated as of August
               31, 1994 between Cypress Equipment
               Fund II, Ltd. ("Owner Participant")
               and First Security Bank of Utah,
               National Association ("Owner
               Trustee").                                       **
       28.26   ASSIGNMENT OF LEASE dated August 31,
               1994, between Capital Associates
               International, Inc. ("Assignor") and
               First Security Bank of Utah not in
               its individual capacity but as owner
               trustee pursuant to that certain
               Trust dated August 31, 1994 between
               itself and Cypress Equipment Fund II
               ("Assignee").                                    **
       28.27   SECURITY AGREEMENT dated as of August
               31, 1994 between First Security Bank
               of Utah, National Association, solely
               as Owner Trustee under Trust
               Agreement dated as of August 31, 1994
               and not in its individual capacity
               ("Trustee") and First Union National
               Bank of Florida, a national banking
               association ("Secured Party").                   **
       28.28   TRUST AGREEMENT dated as of April 1,
               1970 among Union Bank ("Trustor") and
               W. H. Ruskaup and Ben Maushardt
               ("Trustees") and United States
               Leasing International, Inc. ("Agent
               for Trustees").                                  **
       28.29   LEASE OF RAILROAD EQUIPMENT dated as
               of April 1, 1970 among W. H. Ruskaup
               and Ben Maushardt ("Trustees") and
               United States Leasing International,
               Inc. ("Agent for Trustees") and Union
               Carbide Corporation ("Lessee").                  **
       28.30   ASSIGNMENT AGREEMENT (Residual
               Interest) dated as of September 30,
               1994 by and between United States
               Leasing International, Inc., a
               Delaware corporation ("Assignor") and
               Cypress Equipment Fund II, Ltd.
               ("Assignee").                                    **
       28.31   TRANSFER AND ASSUMPTION AGREEMENT
               dated as of September 30, 1994, by
               and between Union Bank, a California
               state chartered bank ("Assignor") and
               Cypress Equipment Fund II, Ltd.
               ("Assignee).                                     **
       28.32   AGREEMENT TO ACQUIRE AND LEASE dated
               as of April 1, 1970 among W. H.
               Ruskaup and Ben Maushardt
               ("Trustees") and United States
               Leasing International, Inc. ("Agent")
               and Union Carbide Corporation
               ("Lessee").                                      **
       28.33   SECURITY AGREEMENT - TRUST DEED dated
               as of June 1, 1970 from W. H. Ruskaup
               and Ben Maushardt ("Debtor") to Wells
               Fargo Bank, N.A. ("Secured Party").              **
       28.34   PURCHASE AGREEMENT made as of July
               25, 1994, by and among Trust Company
               for USL, Inc., an Illinois trust
               company as successor trustee to W.H.
               Ruskaup and Ben Maushardt, and United
               States Leasing International, Inc. as
               agent for successor trustee
               ("Seller") and Cypress Equipment Fund
               II, L.P., a Florida limited
               partnership, with its principal place
               of business at 880 Carillon Parkway,
               St. Petersburg, Florida  33716 as the
               beneficial owner of the Trust Estate
               ("Beneficial Owner") and Union
               Carbide Corporation, a New York
               corporation ("Purchaser"), with its
               principal place of business at 39 Old
               Ridgebury Rd., E-1, Danbury,
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

                                   Cypress Equipment Fund II, Ltd.


                                   RJ Leasing - 2, Inc.
                                     A General Partner




Date:  July 13, 1998                By:  /s/J. Davenport Mosby, III
                                        -----------------------------------
                                        J. Davenport Mosby, III
                                        President




Date:  July 13, 1998                 By:  /s/John M. McDonald
                                         ---------------------------------
                                         John M. McDonald
                                         Vice President




Date:  July 13, 1998                 By:  /s/Christa Kleinrichert
                                         ---------------------------------
                                         Christa Kleinrichert
                                         Secretary and Treasurer

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