Form 10-Q
period 1998-03-31
CYPRESS EQUIPMENT FUND II LTD
filed 1998-08-07
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                       March 31, 1998

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

                            YES     X        NO

                                        Number of Units at
     Title of Each Class                  March 31, 1998

Units of Limited Partnership
Interest:  $1,000 per unit                  36,469


                    DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1996 Form 10-K, filed with the
            Securities and Exchange Commission on June 16, 1998
            Parts III and IV - Form S-1 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-44119

PART I - Financial Information
  Item 1.  Financial Statements
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                              BALANCE SHEETS

                                                 March  31,      December31,
                                                   1998               1997
      ASSETS                                   (Unaudited)      (Audited)
Rental Equipment, at Cost                      $ 34,234,667   $ 34,234,667
  Less:  Accumulated Depreciation               (13,311,973)   (12,630,987)
                                               ------------   ------------
                                                 20,922,694     21,603,680
                                               ------------   ------------
Rental Equipment Held for Sale                    4,105,073      4,105,073
Deposit on Equipment                              3,118,969      3,118,969
Options                                           2,282,246      2,282,246
Rents and Sales Receivable                          918,705        737,603
Accounts Receivable - Others                              0         12,000
Prepaid Expenses                                    280,164         88,408
Deferred Debt Costs (Net of Accumulated
 Amortization of $300,220 and
 $290,498, Respectively)                             20,553         44,238
Cash and Cash Equivalents                         3,711,798      4,480,112
Net Investment in Direct Financing
 Lease                                            1,269,202       1,326,061
Investment in Partnerships                        8,854,231      10,009,477
                                               ------------    ------------
      Total Assets                             $ 45,483,635    $ 47,807,867
                                               ============    ============
      LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                                  $ 17,673,595    $ 19,084,905
Interest Payable                                     73,914         141,780
Payable to General Partners                         112,270         187,943
Payable to Affiliates                                     0               0
Payable to Others                                   175,544         268,626
Unearned Revenue                                    434,334         458,961
                                               ------------    ------------
      Total Liabilities                          18,469,657      20,142,215
                                               ------------    ------------
Partners' Equity:
Limited Partners (36,469 units
  outstanding at March 31, 1998
  and December 31, 1997)                         27,062,767      27,707,925
General Partners                                    (48,789)        (42,273)
                                                -----------    ------------
      Total Partners' Equity                     27,013,978      27,665,652
                                                -----------    ------------
      Total Liabilities and
       Partners' Equity                        $ 45,483,635    $ 47,807,867
                                               ============    ============
                  The accompanying notes are an integral
                    part of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31,

                                                  1998               1997
Revenues:
  Rental Income                                 $  1,373,329   $  1,429,833
  Interest Income                                     46,653         51,162
  Income from Direct Financing
    Lease                                             30,490              0
  Gain on Sale of Equipment
    Held for Sale                                          0         16,458
                                                ------------    -----------
    Total Revenues                                 1,450,472      1,497,453
                                                ------------    -----------
Operating Expenses:
  Management Fees - General
    Partners                                          76,888         73,966
  General and Administrative:
    Affiliates                                         1,060         16,502
    Other                                            192,217         48,463
  Interest Expense                                   420,868        370,763
  Depreciation and Amortization                      690,706        801,191
                                                ------------    -----------
    Total Operating Expenses                       1,381,739      1,310,895

Net Income Before Equity in
    Income of Partnerships                            68,733        186,558
Equity in Income of
    Partnerships                                     200,526        123,659
                                                ------------    -----------
Net Income                                      $    269,259   $    310,217
                                                ============   ============
Allocation of Net Income:
  Limited Partners                              $    266,566   $    307,115
  General Partners                                     2,693          3,102
                                                ------------   ------------
                                                $    269,259   $    310,217
                                                ============   ============
Net Income Per $1,000 Limited
  Partnership Unit Outstanding                  $       7.31   $       8.42
                                                ============   ============
Number of Limited Partnership
  Units Outstanding                                   36,469         36,469
                                                ============   ============

                  The accompanying notes are an integral
                    part of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                   FOR THE THREE MONTHS ENDED MARCH 31,

                                                  1998               1997
Cash Flows from Operating Activities:
  Net Income                                    $    269,259   $    310,218
  Adjustments to Reconcile Net
    Income to Net Cash Provided
    by Operating Activities:
    Depreciation and
      Amortization                                   690,706        801,191
    Deferred Interest on
      Notes Payable                                  118,783        131,870
    Equity in Income of Investment
      In Partnerships                               (200,526)      (123,659)
    Changes in Operating Assets
      and Liabilities:
      Decrease in Rental Equipment
        Held for Sale                                      0         20,043
      (Increase) Decrease in
        Rents Receivable                            (181,102)       (36,180)
      (Increase) Decrease in Accounts
        Receivable - Others                           12,000          3,309
      (Increase) Decrease in
        Prepaid Expenses                            (191,756)       (72,963)
      Increase (Decrease) in
        Interest Payable                             (67,866)        79,281
      Increase (Decrease) in
        Payable to:
         General Partners                            (75,673)      (165,027)
         Affiliates                                        0          5,110
         Others                                      (93,082)      (102,058)
      Increase (Decrease) in
        Unearned Revenue                             (24,627)       150,641
                                                 -----------    -----------
       Net Cash Provided by
          Operating Activities                       256,116      1,001,776
                                                 -----------    -----------
Cash Flows from Investing Activities:
  Purchases of Equipment                                   0     (1,061,551)
  Escrow Deposit                                           0         (8,908)
  Direct Financing Lease                              56,859              0
  Investment in Partnerships                           7,338              0
  Distributions Received                           1,348,434        417,981
  (Increase) Decrease in
    Sales Receivable                                       0          1,483
                                                 -----------    -----------
      Net Cash (Used in)
          Investing Activities                     1,412,631       (650,995)
                                                 -----------    -----------

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                   STATEMENTS OF CASH FLOWS (CONTINUED)
                                (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31,

                                                    1998               1997

Cash Flows from Financing Activities:
  Proceeds from Notes Payable                               0              0
  Payment of Notes Payable                         (1,530,093)      (598,905)
  (Increase) Decrease in
    Deferred Debt Costs                                13,965         (2,355)
  Distributions to Limited
    Partners                                         (911,725)      (911,725)
  Distributions to General
    Partners                                           (9,208)        (9,208)
                                                  -----------     ----------
      Net Cash Provided by
        (Used In) Financing Activities             (2,437,061)    (1,522,193)
                                                  -----------     ----------
Increase (Decrease) in Cash
  and Cash Equivalents                               (768,314)    (1,171,412)

Cash and Cash Equivalents at
  Beginning of Period                               4,480,112      5,671,367
                                                  -----------     ----------
Cash and Cash Equivalents at
  End of Period                                  $  3,711,798   $  4,499,955
                                                 ============   ============
Supplemental Cash Flow Information:
  Interest Paid                                  $    369,951   $    176,997
                                                 ============   ============

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

                              March 31, 1998

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

     During the three months ended March 31, 1998, nothing was paid on the $7,834,500 outstanding under the Heller Financial credit facility. Under the terms of the agreement $3,600,000 of this balance matures in 1998, the remainder matures in 1999.


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended March 31, 1998

     Equipment Management Fees               $ 76,888
     General and Administrative Costs           1,060
     General Partners' Distributions            9,208

NOTE 4 - BASIS OF PREPARATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $3,711,798 at March 31, 1998, represents cash of $47,720, a repurchase agreement of $3,663,000, and money market mutual funds of $1,078.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Options were purchased in March 1995. If the options are exercised upon lease terminations August 1999, and January 2000, the Partnership will pay the strike prices of approximately $1,535,122 and $5,137,500 respectively, to the seller for 193 railcars and 685 railcars, respectively.

NOTE 7 - SUBSEQUENT EVENTS

     On April 30, 1998, the Partnership paid distributions of $911,725 to the Limited Partners and $9,208 to the General Partners for the quarter ended March 31, 1998.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Rental income decreased from $1,429,833 for the three months ended March 31, 1997, to $1,373,329 for the three months ended March 31, 1998. An increase of $101,144 in revenues resulted from increased re-leasing rates. This was offset by a $157,653 decrease in revenues was primarily from residual sharing agreements. Interest income was comparable for the three months ending March 31, 1998 and the three months ended March 31, 1997.

     Interest expense and management fee expense was comparable for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Depreciation expense decreased for the three months ended March 31, 1998 versus 1997, because certain equipment is no longer being depreciated using an accelerated method.

     The net effect of the above revenue and expense items resulted in a net income of $269,259 for the three months ended March 31, 1998, compared to $310,227 for the three months ended March 31, 1997.

     During the three months ended March 31, 1998, the Partnership did not incur any additional borrowing and made principal payments of $1,530,093 on notes.

     Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at March 31, 1998, anticipated future borrowings, and future rental income, interest income, and sales proceeds.

     For the three months ended March 31, 1998, the Partnership had a net income of $269,259. After adjusting net income during this period for depreciation and amortization, deferred interest, and the changes in operating assets and liabilities, net cash provided by operating activities was $256,116. Cash provided by investing activities consisted primarily of $1,348,434 of distributions from Investment in Partnerships. Cash used in financing activities primarily was $1,530,093 in payment of notes payable and to pay cash distributions to limited and general partners of $920,933. In total, during the three months ending March 31, 1998, Cash and Cash Equivalents decreased $768,314 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of March 31, 1998, of $3,711,798.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at March 31, 1998, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                              March 31, 1998


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


                              Cypress Equipment Fund II, Ltd.
                              RJ Leasing - 2, Inc.
                              Administrative General Partner




Date:  August 7, 1998                    By:  /s/J. Davenport Mosby, III
                                              J.  Davenport Mosby, III
                                              President



Date:  August 7, 1998                    By:  /s/John McDonald
                                              John McDonald
                                              Vice President



Date:  August 7, 1998                    By:  /s/Christa Kleinrichert
                                              Christa Kleinrichert
                                              Secretary and Treasurer