Form 10-Q
period 1998-06-30
CYPRESS EQUIPMENT FUND II LTD
filed 1998-08-17
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                       June 30, 1998

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

                            YES     X        NO

                                        Number of Units at
     Title of Each Class                    June 30, 1998

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
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                              BALANCE SHEETS

                                              June  30 ,    December 31,
                                                 1998          1997
      ASSETS                                 (Unaudited)     (Audited)
Rental Equipment, at Cost                  $ 33,430,248   $ 34,234,667
  Less:  Accumulated Depreciation           (13,166,610)   (12,630,987)
                                           ------------   ------------
                                             20,263,638     21,603,680

Rental Equipment Held for Sale                4,105,073      4,105,073
Deposit on Equipment                          3,118,969      3,118,969
Options                                       2,282,246      2,282,246
Rents and Sales Receivable                    1,124,652        737,603
Accounts Receivable - Others                          0         12,000
Prepaid Expenses                                259,667         88,408
Deferred Debt Costs (Net of Accumulated
 Amortization of $306,094 and
 $290,498, Respectively)                         15,237         44,238
Cash and Cash Equivalents                     3,722,971      4,480,112
Net Investment in Direct Financing
 Lease                                        1,206,353      1,326,061
Investment in Partnerships                    7,900,636     10,009,477
                                           ------------   ------------
      Total Assets                         $ 43,999,441   $ 47,807,867
                                           ============   ============
      LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                              $ 16,808,954   $ 19,084,905
Interest Payable                                 88,472        141,780
Payable to General Partners                     238,505        187,943
Payable to Affiliates                                 0              0
Payable to Others                               147,767        268,626
Unearned Revenue                                409,691        458,961
                                           ------------   ------------
      Total Liabilities                      17,693,389     20,142,215
                                           ------------   ------------
Partners' Equity:
Limited Partners (36,469 units
  outstanding at June 30, 1998
  and December 31, 1997)                     26,361,918     27,707,925
General Partners                                (55,866)       (42,273)
                                           ------------   ------------
      Total Partners' Equity                 26,306,052     27,665,652
                                           ------------   ------------
      Total Liabilities and
       Partners' Equity                    $ 43,999,441   $ 47,807,867
                                           ============   ============
                  The accompanying notes are an integral
                    part of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30,

                                               1998            1997
Revenues:
  Rental Income                           $  2,831,816   $  2,956,923
  Interest Income                               96,988         89,036
  Income from Direct Financing
    Lease                                       67,181              0
  Gain on Sale of Equipment
    Held for Sale                                    0         16,458
                                          ------------   ------------
    Total Revenues                           2,995,985      3,062,417
                                          ------------   ------------
Operating Expenses:
  Management Fees - General
    Partners                                   203,122        147,409
  General and Administrative:
    Affiliates                                  53,415         20,035
    Other                                      480,211        202,643
  Interest Expense                             791,721        752,829
  Depreciation and Amortization              1,386,302      1,689,444
                                          ------------   ------------
    Total Operating Expenses                 2,914,771      2,812,360
                                          ------------   ------------
Net Income Before Equity in
    Income of Partnerships                      81,214        250,057
Equity in Income of
    Partnerships                               401,052        251,250
                                          ------------   ------------
Net Income                                $    482,266   $    501,307
                                          ============   ============
Allocation of Net Income:
  Limited Partners                        $    477,443   $    496,294
  General Partners                               4,826          5,013
                                          ------------   ------------
                                          $    482,266   $    501,307
                                          ============   ============
Net Income Per $1,000 Limited
  Partnership Unit Outstanding            $      13.09   $      13.61
                                          ============   ============
Number of Limited Partnership
  Units Outstanding                             36,469         36,469
                                          ============   ============

                  The accompanying notes are an integral
                    part of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30,

                                              1998           1997
Revenues:
  Rental Income                         $  1,458,487   $  1,527,090
  Interest Income                             50,335         37,874
  Income from Direct Financing
    Lease                                     36,991              0
  Gain on Sale of Equipment
    Held for Sale                                  0         16,458
                                        ------------   ------------
    Total Revenues                         1,545,513      1,564,964
                                        ------------   ------------
Operating Expenses:
  Management Fees - General
    Partners                                 126,234         73,443
  General and Administrative:
    Affiliates                                52,355          3,533
    Other                                    287,994        154,171
  Interest Expense                           370,853        382,066
  Depreciation and Amortization              695,596        888,253
                                         -----------   ------------
    Total Operating Expenses               1,533,032      1,501,466
                                         -----------   ------------
Net Income Before Equity in
    Income of Partnerships                    12,481         63,498
Equity in Income of
    Partnerships                             200,526        127,591
                                         -----------   ------------
Net Income                              $    213,007   $    191,089
                                        ============   ============
Allocation of Net Income:
  Limited Partners                      $    210,877   $    189,178
  General Partners                             2,130          1,911
                                        ------------   ------------
                                        $    213,007   $    191,089
                                        ============   ============
Net Income Per $1,000 Limited
  Partnership Unit Outstanding          $       5.78   $       5.19
                                        ============   ============
Number of Limited Partnership
  Units Outstanding                           36,469         36,469
                                        ============   ============

                  The accompanying notes are an integral
                    part of these financial statements.
                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30,

                                               1998           1997
Cash Flows from Operating Activities:
  Net Income                             $    482,266   $    501,307
  Adjustments to Reconcile Net
    Income to Net Cash Provided
    by Operating Activities:
    Depreciation and
      Amortization                          1,386,302      1,689,444
    Deferred Interest on
      Notes Payable                           230,621        265,455
    Equity in Income of Investment
      In Partnerships                        (401,052)      (251,250)
    Changes in Operating Assets
      and Liabilities:
      Decrease in Rental Equipment
        Held for Sale                               0         20,043
      (Increase) Decrease in
        Rents Receivable                     (232,500)        (9,724)
      (Increase) Decrease in Accounts
        Receivable - Others                  (142,549)         3,309
      (Increase) Decrease in
        Prepaid Expenses                     (171,259)         4,177
      Increase (Decrease) in
        Interest Payable                      (53,308)        90,485
      Increase (Decrease) in
        Payable to:
         General Partners                      50,562       (268,555)
         Affiliates                                 0        (11,393)
         Others                              (120,859)       (36,858)
      Increase (Decrease) in
        Unearned Revenue                      (49,270)         7,531
                                         ------------   ------------
          Net Cash Provided by
          Operating Activities                978,954      2,003,971
                                         ------------   ------------
Cash Flows from Investing Activities:
  Purchases of Equipment                      (30,664)    (1,616,237)
  Escrow Deposit                                    0          2,966
  Direct Financing Lease                      119,708              0
  Investment in Partnerships                   (3,003)             0
  Distributions Received                    1,348,434        417,981
  (Increase) Decrease in
    Sales Receivable                                0          1,483
                                         ------------   ------------
          Net Cash (Used in)
          Investing Activities              2,598,938     (1,203,227)
                                         ------------   ------------
Cash Flows from Financing Activities:
  Proceeds from Notes Payable                       0      2,000,000
  Payment of Notes Payable                 (2,506,572)    (2,644,555)
  (Increase) Decrease in
    Deferred Debt Costs                        13,405       (103,649)
  Distributions to Limited
    Partners                               (1,823,450)    (1,823,450)
  Distributions to General
    Partners                                  (18,416)       (18,416)
                                         ------------   ------------
          Net Cash Provided by
          (Used In) Financing
          Activities                       (4,335,033)    (2,590,070)
                                         ------------   ------------
Increase (Decrease) in Cash
  and Cash Equivalents                       (757,141)    (1,789,326)

Cash and Cash Equivalents at
  Beginning of Period                       4,480,112      5,671,367
                                         ------------   ------------
Cash and Cash Equivalents at
  End of Period                          $  3,722,971   $  3,882,041
                                         ============   ============
Supplemental Cash Flow Information:
  Interest Paid                          $    845,029   $    325,555
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

                               June 30, 1998

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

     During the six months ended June 30, 1998, nothing was paid on the $7,834,500 outstanding under the Heller Financial credit facility. Under the terms of the agreement $3,600,000 of this balance matures in 1998, the remainder matures in 1999.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 1998:

     Equipment Management Fees               $203,122
     General and Administrative Costs          53,415
     General Partners' Distributions           18,416

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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $3,722,971 at June 30, 1998, represents cash of $13,880, a repurchase agreement of $3,708,000, and money market mutual funds of $1,091.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Options were purchased in March 1995. If the options are exercised upon lease terminations August 1999, and January 2000, the Partnership will pay the strike prices of approximately $1,535,122 and $5,137,500 respectively, to the seller for 193 railcars and 685 railcars, respectively.

NOTE 7 - SUBSEQUENT EVENTS

     On July 31, 1998, the Partnership paid distributions of $911,725 to the Limited Partners and $9,208 to the General Partners for the quarter ended June 30, 1998.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1998, Compared to Six Months Ended June 30, 1997

     Rental income of $2,831,816 plus Income from Direct Financing Lease of $67,181 for a total of $2,898,997 for the six months ended June 30, 1998 was comparable to rental income of $2,956,923 for the six months ended June 30, 1997. Interest income was also comparable for the six months ended June 30, 1998, as compared to 1997. During the six months ended June 30, 1997, equipment with an original cost of $36,710 was sold for $36,500, resulting in a gain on sale of $16,458. During the six months ended June 30, 1998, no equipment has been sold.

     Interest expense increased from $752,829 for the six months ended June 30, 1997, to $791,721 for the six months ended June 30, 1998. This increase resulted from a higher average level of debt during the period. Management fee expense increased for the six months ended June 30, 1998, as compared to 1997, due to the calculations of two leases being based on the cash received by the Partnership instead of the revenue recognized by the Partnership. Depreciation expense decreased for the six months ended June 30, 1998 versus 1997, because certain equipment is no longer being depreciated using an accelerated method.

     The net effect of the above revenue and expense items resulted in a net income of $482,266 for the six months ended June 30, 1998, compared to $501,307 for the six months ended June 30, 1997.

     During the six months ended June 30, 1998, the Partnership did not incurred any additional borrowing and made $2,506,572 of principal payments on notes.

  Three Months Ended June 30, 1998, Compared to Three Months Ended June 30,
1997

     Rental income and Income from Direct Finance Lease of $1,495,478 for the three months ended June 30, 1998 was comparable to rental income of $1,527,090 for the three months ended June 30, 1997. Interest income was also comparable for the three months ended June 30, 1998, as compared to 1997.
     Interest expense was comparable for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. Management fee expense was higher for the three months ended June 30, 1998, as compared to 1997 due to the calculations of two leases being based on the cash received by the Partnership instead of the revenue recognized by the Partnership. Depreciation expense decreased for the three months ended June 30, 1998 versus 1997, because certain equipment is no longer being depreciated using an accelerated method.

     The net effect of the above revenue and expense items resulted in a net income of $213,007 for the three months ended June 30, 1998, compared to $191,089 for the three months ended June 30, 1997.

     During the three months ended June 30, 1998, the Partnership did not incur any additional borrowing.

  Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at June 30, 1998, future rental income, interest income, and sales proceeds.

     For  the  six months ended June 30, 1998, the Partnership  had  a  net income  of  $482,266.  After adjusting net income during  this  period  for depreciation and amortization, and the changes in operating assets and liabilities, net cash provided by operating activities was $978,954. Cash provided by investing activities consisted primarily of $1,348,434 of distributions from the Investment in Partnerships. Cash used in financing activities was $2,506,572 in payment of notes payable and to pay cash distributions to limited and general partners of $1,841,866. In total, during the six months ending June 30, 1998, Cash and Cash Equivalents decreased $757,141 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of June 30, 1998, of $3,722,971.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at June 30, 1998, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                               June 30, 1998


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


                              Cypress Equipment Fund II, Ltd.
                              RJ Leasing - 2, Inc.
                              Administrative General Partner



Date:  August 14, 1998                  By:  /s/J. Davenport Mosby, III
                                        J. Davenport Mosby, III
                                        President



Date:  August 14, 1998                  By:  /s/John McDonald
                                        John McDonald
                                        Vice President



Date:  August 14, 1998                  By:  /s/Christa Kleinrichert
                                        Christa Kleinrichert
                                        Secretary and Treasurer