Form 10-Q
period 1998-09-30
CYPRESS EQUIPMENT FUND II LTD
filed 1998-11-13
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  September 30, 1998

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

                            YES     X        NO

                                        Number of Units at
     Title of Each Class                September 30, 1998

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
                          (a Limited Partnership)
                              BALANCE SHEETS
                                             September 30,   December 31,
                                                  1998           1997
                                              (Unaudited)      (Audited)
ASSETS
Rental Equipment, at Cost                      $ 31,785,374    $ 34,234,667
  Less:  Accumulated Depreciation               (12,900,387)    (12,630,987)
                                              -------------   -------------
                                                 18,884,987      21,603,680

Rental Equipment Held for Sale                    4,105,073       4,105,073
Deposit on Equipment                              3,118,969       3,118,969
Options                                           2,282,246       2,282,246
Investment In Partnerships                        6,932,546      10,009,477
Net Investment in Direct Financing Lease          1,143,503       1,326,061
Deferred Debt Costs (Net of Accumulated
Amortization of $311,411 and $278,181,
Respectively)                                        13,228          44,238
Rent and Sales Proceeds Receivable                1,178,473         737,603
Accounts Receivable - Other                               0          12,000
Prepaid Expense                                     246,840          88,408
Cash and Cash Equivalents                         3,804,017       4,480,112
                                               ------------    ------------
    Total Assets                               $ 41,709,882    $ 47,807,867
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                                  $ 15,252,152    $ 19,084,905
Payable to:  General Partners                       138,855         187,943
             Affiliates                                   0               0
             Others                                  93,823         268,626
Interest Payable                                     34,154         141,780
Unearned Revenue                                    374,267         458,961
                                              -------------   -------------
    Total Liabilities                            15,893,251      20,142,215
                                              -------------   -------------
Partners' Equity:
Limited Partners (36,469 units outstanding
at September 30,1998 and December 31, 1997)      25,877,390      27,707,925
General Partners                                    (60,759)        (42,273)
                                              -------------   -------------
    Total Partners' Equity                       25,816,631      27,665,652
                                              -------------   -------------
    Total Liabilities and Partners' Equity     $ 41,709,882    $ 47,807,867
                                              =============   =============

The accompanying notes are an integral part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1998             1997
                                      ----             ----
Revenues:
Rental Income                         $ 3,947,619    $ 4,427,409
Interest Income                           137,444        146,263
Income from Direct Financing
Lease                                     102,703              0
Gain on Sale of Equipment                 109,508              0
Gain on Sale of Rental
Equipment Held for Sale                         0        565,046
                                     ------------   ------------
Total Revenues                          4,297,274      5,138,718
                                     ------------   ------------
Operating Expenses:
Management Fees-General                   289,128        220,121
Partners
General Administrative:                    84,841         32,103
  Affiliate                               563,597        328,956
  Other                                 1,086,204      1,160,007
Interest Expense                        1,961,304      2,551,634
Depreciation and Amortization        ------------   ------------
                                        3,985,074      4,292,821
  Total Operating Expenses           ------------   ------------

Net Income Before Equity in               312,200        845,897
Income of Partnerships

Equity in Income of                       601,578        399,076
Partnerships                         ------------   ------------
                                      $   913,778    $ 1,244,973
Net Income                           ============   ============

Allocation of Net Income:             $   904,640    $ 1,232,523
  Limited Partners                          9,138         12,450
  General Partners                   ------------   ------------
                                      $   913,778    $ 1,244,973
                                     ============   ============

Net Income per $1,000 Limited         $     24.81    $     33.80
Partnership Unit Outstanding         ============   ============

Number of Limited Partnership              36,469         36,469
Units                                ============   ============


The accompanying notes are an integral part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                      1998             1997
                                      ----             ----
Revenues:
Rental Income                         $ 1,115,803    $ 1,470,486
Interest Income                            40,456         57,227
Income from Direct Financing
Lease                                      35,522              0
Gain on Sale of Equipment                 109,508              0
Gain on Sale of Rental
Equipment Held for Sale                         0        548,588
                                     ------------   ------------
Total Revenues                          1,301,289      2,076,301
                                     ------------   ------------
Operating Expenses:
Management Fees-General                    86,006         72,712
Partners
General Administrative:                    31,426         12,068
  Affiliate                                83,386        126,313
  Other                                   294,483        407,178
Interest Expense                          575,002        862,190
Depreciation and Amortization        ------------   ------------
                                        1,070,303      1,480,461
  Total Operating Expenses           ------------   ------------

Net Income Before Equity in               230,986        595,840
Income of Partnerships

Equity in Income of                       200,526        147,826
Partnerships                         ------------   ------------
                                      $   431,512    $   743,666
Net Income                           ============   ============

Allocation of Net Income:             $   427,197    $   736,229
  Limited Partners                          4,315          7,437
  General Partners                   ------------   ------------
                                      $   431,512    $   743,666
                                     ============   ============

Net Income per $1,000 Limited         $     11.71    $     20.18
Partnership Unit Outstanding         ============   ============

Number of Limited Partnership              36,469         36,469
Units                                ============   ============


                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        1998            1997
                                        ----            ----
Cash Flows from Operating
Activities:
 Net Income                            $   913,778    $ 1,244,973
 Adjustments to Reconcile Net
 Income to Net Cash Provided
 by Operating Activities:
  (Gain) on Sale of Equipment             (109,508)             0
  Depreciation and Amortization          1,961,304      2,551,634
  Deferred Interest on Notes
  Payable                                  334,392        389,969
  Equity in Income of Investment
  In Partnerships                         (601,578)      (399,076)
  Changes in Operating Assets
  and Liabilities:
   Decrease in Rental Equipment
   Held for Sale                                 0         20,043
   (Increase) Decrease in Rent
   Receivable                             (286,321)       (42,672)
   (Increase) Decrease in
   Prepaid Expenses                       (158,432)        14,088
   Increase (Decrease) in
   Interest Payable                       (107,626)        46,944
   Decrease in Accounts
   Receivable - General                   (142,549)       (29,173)
   (Increase) Decrease in
   Payable to:
     General Partners                      (49,088)      (333,605)
     Affiliates                                  0        (11,393)
     Other                                (174,803)        27,183
  Increase (Decrease) in Unearned
  Revenue                                  (84,694)          (187)
                                      ------------   ------------
     Net Cash Provided by
     Operating Activities                1,494,875      3,478,728
                                      ------------   ------------
Cash Flows from Investing
Activities:
 Purchases of Equipment                    (30,664)    (2,169,692)
 Escrow Deposit                                  0         (9,420)
 Purchase of Direct Financing
 Lease                                     182,558              0
 Investment in Partnerships                  3,022              0
 Distributions Received                  3,675,487        868,175
 Casualty of Options                             0        751,372
 Proceeds from Sale of Equipment           918,473              0
 Decrease in Sales Receivable                    0          1,483
                                       -----------    -----------
     Net Cash (Used In) Investing
     Activities                          4,748,876       (558,082)
                                       -----------    -----------
Cash Flows from Financing
Activities:
 Proceeds from Notes Payable                     0      6,935,387
 Payment of Notes Payable               (4,167,145)    (8,025,073)
 (Increase) in Deferred Debt
 Costs                                      10,098       (107,222)
 Distributions to Partners              (2,762,799)    (2,762,799)
                                       -----------    -----------
     Net Cash (Used In) Provided
     by Financing Activities            (6,919,846)    (3,959,707)
                                       -----------    -----------
Increase (Decrease) in Cash               (676,095)    (1,039,061)

Cash and Cash Equivalents at
Beginning of Period                      4,480,112      5,671,366
                                       -----------    -----------
Cash and Cash Equivalents at End
of Period                              $ 3,804,017    $ 4,632,305
                                       ===========    ===========

Supplemental Cash Flow Information:
Interest Paid                           $  931,930    $   867,425
                                      ============     ===========

Non-Cash Activities:

Notes Payable in 1998 were increased by $495,617, the amount of Deferred Interest on Notes Payable.

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

                            September 30, 1998

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


     During the nine months ended September 30, 1998, nothing was paid on the $7,834,500 outstanding under the Heller Financial credit facility. Under the terms of the agreement $3,600,000 of this balance matures in 1998, the remainder matures in 1999.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 1998

     Equipment Management Fees          $289,128
     General and Administrative Costs     84,841
     General Partners' Distributions      27,624

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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $3,804,017 at September 30, 1998, represents cash of $1,104, a repurchase agreement of $3,674,000, and money market mutual funds of $128,913.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Options were purchased in March 1995. If the options are exercised upon lease terminations August 1999, and January 2000, the Partnership will pay the strike prices of approximately $1,535,122 and $5,137,500 respectively, to the seller for 193 railcars and 685 railcars, respectively.

NOTE 7 - SUBSEQUENT EVENTS

     On November 4, 1998, the Partnership paid distributions of $2,735,175 to the Limited Partners and $27,629 to the General Partners for the quarter ended September 30, 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 30, 1997

     Rental income of $3,947,619 plus Income from Direct Financing Lease of $102,703 for a total of $4,050,322 for the nine months ended September 30, 1998 was comparable to rental income of $4,427,409 for the nine months ended September 30, 1997. Interest income was also comparable for the nine months ended September 30, 1998, as compared to 1997. During the nine months ended September 30, 1997, equipment held for sale with an original cost of $36,137 was sold for $36,500 resulting in a gain on sale of $16,458. During the same period an option was exercised with a total cost of $1,338,217 and was sold for a net of $1,886,805 resulting in a gain on sale of $548,588. During the nine months ended September 30, 1998, equipment with an original cost of $1,644,874 was casualtied with proceeds of $986,672, resulting in a gain of $109,508.

     Interest expense increased of $1,086,204 for the nine months ended September 30, 1998 was comparable to $1,160,007 for the nine months ended September 30, 1997. Management fee expense increased for the nine months ended September 30, 1998, as compared to 1997, due to the calculations of two leases being based on the cash received by the Partnership instead of the revenue recognized by the Partnership. Depreciation expense decreased for the nine months ended September 30, 1998 versus 1997, because certain equipment is no longer being depreciated using an accelerated method.

     The net effect of the above revenue and expense items resulted in a net income of $913,778 for the nine months ended September 30, 1998, compared to $1,244,973 for the nine months ended September 30, 1997.

     During the nine months ended September 30, 1998, the Partnership did not incur any additional borrowing and made $4,167,145 of principal payments on notes.

   Three Months Ended September 30, 1998, Compared to Three Months Ended September 30, 1997

     Rental income and Income from Direct Finance Lease of $1,151,325 for the three months ended September 30, 1998 was comparable to rental income of $1,470,486 for the three months ended September 30, 1997. Interest income was also comparable for the three months ended September 30, 1998, as compared to 1997.

     Interest expense decreased from $407,178 for the three months ended September 30, 1997 to $294,483 for the three months ended September 30, 1998 as a result of a lower average level of debt during the period. Management fee expense was higher for the three months ended September 30, 1998, as compared to 1997 due to the calculations of two leases being based on the cash received by the Partnership instead of the revenue recognized by the Partnership. Depreciation expense decreased for the three months ended September 30, 1998 versus 1997, because certain equipment is no longer being depreciated using an accelerated method.

     The net effect of the above revenue and expense items resulted in a net income of $431,512 for the three months ended September 30, 1998, compared to $743,659 for the three months ended September 30, 1997.

     During the three months ended September 30, 1998, the Partnership did not incur any additional borrowing.

  Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at September 30, 1998, future rental income, interest income, and sales proceeds.

     For the nine months ended September 30, 1998, the Partnership had a net income of $913,778. After adjusting net income during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash provided by operating activities was $1,494,875. Cash provided by investing activities consisted primarily of $3,675,487 of distributions from the Investment in Partnerships. Cash used in financing activities was $6,919,846 in payment of notes payable and to pay cash distributions to limited and general partners of $2,762,799. In total, during the nine months ending September 30, 1998, Cash and Cash Equivalents decreased $676,095 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of September 30, 1998, of $3,804,017.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at September 30, 1998, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                            September 30, 1998


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


                              Cypress Equipment Fund II, Ltd.
                              RJ Leasing - 2, Inc.
                                        Administrative General Partner




Date:  November 13, 1998           By:  /s/J. Davenport Mosby, III
                                   J. Davenport Mosby, III
                                   President



Date:  November 13, 1998           By:  /s/John McDonald
                                   John McDonald
                                   Vice President



Date:  November 13, 1998           By:  /s/Christa Kleinrichert
                                   Christa Kleinrichert
                                   Secretary and Treasurer