Form 10-K
period 1998-12-31
CYPRESS EQUIPMENT FUND II LTD
filed 1999-06-16
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC. 20549-1004

                                 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 1998

Commission file number                      0-21256

                        CYPRESS EQUIPMENT FUND II, LTD.
  (Exact name of Registrant as specified in its charter)

            Florida                                       59-3082723
(State or other jurisdiction or                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

   880 Carillon Parkway, St. Petersburg, Florida                33716
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code      (727) 573-3800
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
Number of shares outstanding of each of Registrant's classes of securities:
                                               Number of Units
   Title of Each Class                       at December 31, 1998
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

Item 2.   PROPERTIES

     The Registrant commenced operations in June 1992, and as of December 31, 1998, the original cost of Equipment owned by the Partnership was $27,353,708. Equipment and related information consist of the following:

                                                           FUTURE REVENUE
                                LEASE                       OF REMAINING
                              MATURITIES     ACQUISITION    LEASE TERM AT
         EQUIPMENT           AT 12/31/98         COST         12/31/98
--------------------------  -------------    ---------------- ------------
Tank Barges                 December 1999        3,623,484       546,323
Locomotives                 November 1999        1,745,717       239,241
Electronic Banking          October 1999
Equipment                   -August 2002        10,336,844     2,062,246
3 Aircraft                  November
                            2003- June           5,438,086     2,237,500
                            2004
Aircraft                    January 2000         1,047,892       252,000

Machine Tools               August 1999 -        1,061,079       334,310
                            September
                            2001
Offlease:
Peak Power Generating
Units (1)                                        4,100,606
                                              ------------  ------------
TOTAL                                         $ 27,353,708  $  5,671,620
                                              ============  ============

 (1) The lessee has exercised its option to purchase the equipment. See "Legal Proceedings"

    The lessees and the percentages of total equipment owned are as follows:

               Hughes Network Systems, Inc.      29%
               Big Sky Airlines                  20%
               Dow Chemical Company              13%
               Affiliated Computer Services, Inc. 9%
               Union Pacific                      6%
               Merlin Express                     4%
               Alliant Technology                 4%
               Equipment Held for Sale           15%
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

     The Partnership owns a Direct Financing Lease with a net investment of $840,731. The Partnership is also a 50% partner in two other partnerships with a current net investment of $7,495,781. The Partnership purchased a specialty tug and barge for $3,118,969. We take title to this equipment at its current lease expiration.

Item 3.   LEGAL PROCEEDINGS

     In August 1998, Varilease Corporation filed an action against Cypress in the circuit court for the Sixth Judicial Circuit, Pinellas County, Florida. The suit alleges that Varilease continues to have an interest in some equipment that Cypress purchased from Varilease in 1995, and seeks monetary damages. The management of Cypress has retained counsel and believes the suit is completely without merit.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1998.

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

         (b)                                   Approximate number of
          equity security holders:

                                         Number of Record Holders
  Title of Each Class                     as of December 31, 1998

Units of Limited Partnership Interest                  2,005
General Partner Interests                                  3



Item 6.   SELECTED FINANCIAL DATA

                  1998        1997       1996        1995         1994
Total
Revenues       $ 8,736,573  $ 6,606,199 $10,605,555 $ 7,119,741 $ 8,672,375

Net Income     $ 4,560,365  $ 1,479,260 $ 4,472,073 $ 1,550,265 $ 3,199,088

Total Assets   $33,822,260  $47,348,906 $49,121,339 $39,309,444 $36,771,147

Notes Payable  $ 6,497,730  $19,084,905 $18,628,741 $ 9,900,879 $ 4,799,168

Distributions
to Limited
Partners Per
Weighted
Average
Limited
Partnership
Unit
Outstanding    $    150.00  $    100.00 $    100.00 $    109.21  $     91.45

Earnings Per
Weighted
Average
Limited
Partnership
Unit
Outstanding    $    123.80  $     40.16 $    121.40 $     42.08  $     90.75


     The selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Rental income decreased from $5,770,536 for the year ended December 31, 1997, to $4,803,888 for the year ended December 31, 1998. Equipment which came off-lease or was sold provided $643,553 less revenue in 1998 than in 1997 and equipment purchased in 1998 provided $126,000 more revenue in 1998 than in 1997. Additionally, there was a decrease of $449,095 in revenues of leases that were in place. Interest income decreased during the year ended December 31, 1998, as compared to the year ended December 31, 1997, because of lower interest rates and the Partnership had a lower average balance of cash for investment. The equity in income in Partnerships increased from $542,189 for the period ended December 31, 1997 to $1,242,123 for the period ended December 31, 1998.

     Interest expense decreased from $1,557,497 for the year ended December 31, 1997, to $1,424,978 for the year ended December 31, 1998. This decrease primarily resulted from an decreased average level of debt during the period. Management fee expense increased slightly even though rental revenues decreased due to management fees being paid on the distributions from the partnership that the Partnership holds interest in. Depreciation and amortization expense decreased $761,214 for the year ended December 31, 1998 versus the year ended December 31, 1997, due to an average depreciable basis of equipment of $33,608,000 during 1997 versus an average of $28,744,000 during 1998.

     The net effect of the above revenue and expense items resulted in a net income of $1,479,260 for the year ended December 31, 1997, compared to a net income of $4,560,365 for the year ended December 31, 1998.

     During the year ended December 31, 1998, the Partnership purchased $345,456 of new equipment. The Partnership sold rental equipment with an original cost of $8,847,064 for a net sale price of $10,431,101. These sales produced a gain on sale of $2,989,664. The Partnership had a casualty event which netted a gain of $103,033. Equipment Held for Sale with a net book value of $432,473 was sold for $1,100,000 less disposition expenses resulting in a gain of $639,250. During the year ended December 31, 1997, the Partnership acquired Equipment, a Direct Financing Lease, and Investments in Partnership for $4,127,406. During 1997 Equipment Held for Sale with a net book value of $20,042 was sold for $36,500 resulting in a gain on sale of $16,458. During 1997 the Partnership exercised an option and paid the strike price of $566,686. The equipment was immediately sold and the partnership realized a net gain of $548,588.

     Notes payable decreased $12,587,175 during the year ended December 31, 1998, due to deferred interest of $246,744 and $12,833,919 of principal payments on notes.

Liquidity and Capital Resources

     The primary sources of funds for the year ended December 31, 1998 were $3,737,543 from operating activities, $10,430,101 from the sale of rental equipment and $3,744,349 in distributions from other partnerships. These sources were used primarily for $12,833,919 of notes payments and $5,525,603 of distributions. As of December 31, 1998, the Partnership had $3,702,451 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to make distributions, meet administrative expenses, and debt retirement. These short-term needs will be funded by cash from 1999 operations and Cash and Cash Equivalents at December 31, 1998.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     The cash balance at December 31, 1998, was $3,702,451. The Partnership had net income of $4,560,365 and after adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash provided by operating activities was $3,737,543. Cash provided by investing activities totaled $13,834,771. Cash used in financing activities was primarily to make payments of notes payable of $12,833,920 and distributions of $5,525,603.

     Actual cash distributions were $5,525,603 in 1998 and $3,683,732 in 1997.

     The Partnership anticipates that funds from operations in 1999 will be adequate to cover all 1999 operating contingencies.


                       INDEPENDENT AUDITOR'S REPORT

To the Partners of
  Cypress Equipment Fund II, Ltd.

     We have audited the accompanying balance sheets of Cypress Equipment Fund II, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Equipment Fund II, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 1998, in conformity with generally accepted accounting principles.


                             /s/SPENCE, MARSTON, BUNCH, MORRIS & CO.

                             SPENCE, MARSTON, BUNCH, MORRIS & CO.
                             Certified Public Accountants
Clearwater, Florida
April 30, 1999

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CYPRESS EQUIPMENT FUND II, LTD.
                              BALANCE SHEETS
                               DECEMBER 31,
                                                  1998           1997
                                                  ----           ----
ASSETS
Rental Equipment, at Cost                      $ 23,253,102    $ 34,234,667
  Less:  Accumulated Depreciation               (11,192,367)    (12,630,987)
                                              -------------   -------------
                                                 12,060,735      21,603,680

Rental Equipment Held for Sale                    3,672,601       4,105,073
Deposit on Equipment                              3,118,969       3,118,969
Options                                           2,282,246       2,282,246
Investment In Partnerships                        7,495,781      10,009,477
Net Investment in Direct Financing Lease            840,731         867,100
Deferred Debt Costs (Net of Accumulated
Amortization of $29,214 and $26,559,
Respectively)                                         8,366          44,238
Rent and Sales Proceeds Receivable                  537,135         737,603
Accounts Receivable - General                         5,508          12,000
Prepaid Expense                                      97,737          88,408
Cash and Cash Equivalents                         3,702,451       4,480,112
                                               ------------    ------------
    Total Assets                               $ 33,822,260    $ 47,348,906
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                                  $  6,497,730    $ 19,084,905
Payable to:  General Partners                       101,308         187,943
             Others                                 451,612         268,626
Interest Payable                                     48,187         141,780
Unearned Revenue                                     23,009               0
                                              -------------   -------------
    Total Liabilities                             7,121,846      19,683,254
                                              -------------   -------------
Partners' Equity:
Limited Partners (36,469 units outstanding
at December 31, 1998 and 1997)                   26,752,336      27,707,925
General Partners                                    (51,922)        (42,273)
                                              -------------   -------------
    Total Partners' Equity                       26,700,414      27,665,652
                                              -------------   -------------
    Total Liabilities and Partners' Equity     $ 33,822,260    $ 47,348,906
                                              =============   =============

The accompanying notes are an integral part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31,
                                    1998           1997           1996
                                    ----           ----           ----
Revenues:
Rental Income                     $ 4,803,888    $ 5,770,536    $ 7,491,653
Interest Income                       200,738        270,617        362,482
Gain on Sale of Rental
Equipment                           3,092,697              0        198,081
Gain on Sale of Rental
Equipment Held for Sale               639,250        565,046      1,640,583
Insurance Proceeds                          0              0        912,756
                                 ------------   ------------   ------------
Total Revenues                      8,736,573      6,606,199     10,605,555
                                 ------------   ------------   ------------
Operating Expenses:
Management Fees-General               299,802        288,328        223,432
Partners
General Administrative:                57,804         69,281         73,286
  Affiliate                         1,058,425        415,486        565,488
  Other                             1,424,978      1,557,497      1,231,062
Interest Expense                    2,577,322      3,338,536      4,075,855
Depreciation and Amortization    ------------   ------------   ------------
                                    5,418,331      5,669,128      6,169,123
  Total Operating Expenses       ------------   ------------   ------------

Net Income Before Equity in         3,318,242        937,071      4,436,432
Income of Partnerships
                                    1,242,123        542,189         35,641
Equity in Partnerships           ------------   ------------   ------------
                                  $ 4,560,365    $ 1,479,260    $ 4,472,073
Net Income                       ============   ============   ============

Allocation of Net Income:         $ 4,514,761    $ 1,464,467    $ 4,427,352
  Limited Partners                     45,604         14,793         44,721
  General Partners               ------------   ------------   ------------
                                  $ 4,560,365    $ 1,479,260    $ 4,472,073
                                 ============   ============   ============

Net Income per $1,000 Limited     $    123.80    $     40.16    $    121.40
Partnership Unit Outstanding     ============   ============   ============

Number of Limited Partnership          36,469         36,469         36,469
Units                            ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                  Limited        General         Total
                                 Partners'      Partners'      Partners'
                                  Equity         Deficit         Equity
                                 --------       --------        --------
Balance at December 31, 1995     $29,109,906      $ (28,123)    $29,081,783

Net Income - 1996                  4,427,352         44,721       4,472,073

Distributions - 1996              (3,646,900)       (36,832)     (3,683,732)
                                ------------      ---------     -----------
Balance at December 31, 1996      29,890,358        (20,234)     29,870,124


Net Income - 1997                  1,464,467         14,793       1,479,260

Distributions - 1997              (3,646,900)       (36,832)     (3,683,732)
                                 -----------      ---------    ------------
Balance at December 31, 1997      27,707,925        (42,273)     27,665,652


Net Income - 1998                  4,514,761         45,604       4,560,365

Distributions - 1998              (5,470,350)       (55,253)     (5,525,603)
                                ------------      ---------    ------------
Balance at December 31, 1998     $26,752,336     $  (51,922)    $26,700,414
                                ============    ===========    ============


                The accompanying notes are an integral part
                      of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31,
                                      1998          1997          1996
                                      ----          ----          ----
Cash Flows from Operating
Activities:
 Net Income                        $ 4,560,365    $ 1,479,260   $ 4,472,073
 Adjustments to Reconcile Net
 Income (Loss) to Net Cash
 Provided by Operating Activities:
  (Gain)Loss on Sale of Equipment   (3,092,697)             0      (198,081)
  Depreciation and Amortization      2,577,322      3,338,536     4,075,855
  Deferred Interest on Notes
  Payable                              246,744        606,257       495,617
  Equity in Income of Investment
  In Partnerships                   (1,242,123)      (542,189)      (35,641)
  Changes in Operating Assets
  and Liabilities:
   Decrease in Rental Equipment
   Held for Sale                       432,472         20,043     3,174,558
   (Increase) Decrease in Rent
   Receivable                          200,468        (79,087)      102,200
   (Increase) Decrease in
   Prepaid Expenses                     22,733        (17,851)      (48,898)
   Increase (Decrease) in
   Interest Payable                    (93,593)        19,311        59,625
   (Increase) Decrease in
   Accounts Receivable:
    Interest                                 0              0           472
    Other                                6,492         (8,691)          289
   Increase (Decrease) in
   Payable to:
    General Partners                   (86,635)      (198,424)      287,179
    Affiliates                               0        (11,393)       11,393
    Other                              182,986        166,568        40,485
   Increase (Decrease) in Unearned
   Revenue                              23,009           (187)     (109,653)
                                  ------------   ------------  ------------
     Net Cash Provided by
     Operating Activities            3,737,543      4,772,153    12,327,473
                                  ------------   ------------  ------------
Cash Flows from Investing
Activities:
 Purchases of Rental Equipment        (345,456)    (1,259,580)       (3,896)
 Deposit on Equipment                        0         (9,420)   (3,109,549)
 (Purchase)Decrease of Direct
 Financing Lease                        26,369       (867,100)            0
 Investment in Partnerships            (20,682)    (1,541,765)   (8,859,010)
 Distributions Received              3,744,439        868,175       100,953
 (Purchase) Sale of Options                  0        748,406             0
 Proceeds from Sale of Equipment    10,430,101              0       438,282
 Proceeds from Casualty of
 Option                                      0          2,966         4,496
 (Increase) Decrease in Sales
 Proceeds Receivable                         0          1,483       109,017
                                   -----------    -----------   -----------
     Net Cash Provided by (Used
     In) Investing Activities       13,834,771     (2,056,835)  (11,319,707)
                                   -----------    -----------   -----------
Cash Flows from Financing
Activities:
 Proceeds from Notes Payable                 0      8,658,151     7,899,999
 Payment of Notes Payable          (12,833,290)    (8,808,244)   (2,704,851)
 (Increase) Decrease in Deferred
 Debt Costs                              9,548        (72,748)      (34,553)
 Distributions to Partners          (5,525,603)    (3,683,732)   (3,683,732)
                                   -----------    -----------   -----------
     Net Cash (Used In) Provided
     by Financing Activities       (18,349,975)    (3,906,573)    1,476,863
                                   -----------    -----------   -----------
Increase (Decrease) in Cash and
Cash Equivalents                      (777,661)    (1,191,255)    2,484,629

Cash and Cash Equivalents at
Beginning of Period                  4,480,112      5,671,367     3,186,738
                                   -----------    -----------   -----------
Cash and Cash Equivalents at End
of Period                          $ 3,702,451    $ 4,480,112   $ 5,671,367
                                   ===========    ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                      $ 1,271,827    $  931,930     $  612,627
                                  ============   ===========    ===========
Non-Cash Activities:

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

Notes Payable in 1998 were increased by $246,744 the amount of Deferred Interest on Notes Payable.

                The accompanying notes are an integral part
                      of these financial statements.

                      Cypress Equipment Fund II, Ltd.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

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

   As of December 31, 1998, the Partnership has received Limited and General Partner capital contributions of $36,469,000 and $2,000, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

   The Partnership utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized as obligations are incurred.

Cash and Cash Equivalents

   It is the Partnership's policy to include all money market funds in Cash and Cash Equivalents.

Concentration of Credit Risk

   Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash investments and rents receivable. The cash investments are placed in high credit quality financial institutions and in a money market mutual fund that is managed by a wholly-owned subsidiary of Raymond James Financial, Inc. The Partnership receives rental income exclusively from lessees. Management does not believe that significant credit risk exists in relation to these accounts at December 31, 1998.

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

Leases

   Operating

   The Partnership accounts for qualifying leases in accordance with the operating method. Under the operating method of accounting, the leased equipment is recorded as an asset at cost and depreciated on the declining balance method using a ten to forty year life. Rental income is recognized ratably over the term of the leases.

     In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, the Fund reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no write-downs required during 1998 or 1997.

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

Per Unit Computations

   Per unit computations are based on 36,469 of $1,000 limited partnership units outstanding for 1998, 1997, and 1996, respectively.

Reclassification

   For comparability, 1996 figures have been reclassified where appropriate to conform to the financial statement presentation used in 1997 and 1998. The following amounts on the 1996 Statement of Operations have been reclassified to Equity in Income of Partnerships: Lease Revenue $267,922; Interest Expense $24,627; and Depreciation $207,654. These reclassifications had no effect on net income or partners' capital for the year.

NOTE 3 - RELATED PARTY TRANSACTIONS

General Partners

   The General Partners have contributed a total of $2,000 to the Partnership.

   In accordance with the terms of the Limited Partnership Agreement, the Administrative and Managing General Partners were paid acquisition fees of $0, $116,352, and $368,478 in 1998, 1997, and 1996 respectively, for services related to locating and leasing equipment (2.85% of the purchase price); equipment management fees of $299,802, $288,328, and $223,432, (5% of gross rentals from rental equipment subject to operating leases, 2% of gross rentals from rental equipment subject to full payout leases, or 1% of gross rentals from rental equipment subject to operating leases for which the Administrative and Managing General Partners arrange for and actively supervise the performance of services) were paid or accrued in 1998, 1997, and 1996, respectively. Gross rentals for purposes of calculating equipment management fees include cash revenues received by the Partnership subsequent to the date of purchase including cash revenues that relate to periods prior to the date of purchase. General Partner distributions were $55,253, $36,832, and $36,832 for 1998, 1997, and 1996, respectively.

Affiliates of the General Partner

   The following amounts were paid or accrued to affiliates of the General
Partners: $57,804 in 1998, $69,281 in 1997, and $73,286 in 1996 for
reimbursement of general and administrative expenses on an accountable basis.

NOTE 4 - LEASES

   The initial lease terms of the equipment are generally 5 to 25 years. Future minimum rentals to be received from the operating leases at December 31, 1998, are as follows:
                    Year Ending
                    December 31,                   Amount
                    ------------                ------------
                      1999                      $  3,544,298
                      2000                           667,815
                      2001                           484,507
                      2002                           450,000
                      2003                           437,500
                      Thereafter                      87,500
                                                ------------
                                                $  5,671,620
                                                ============

        Direct Financing Lease

        The components of the Partnership's Investment in Direct Financing Lease at December 31, 1998 are as follows:

        Total Minimum Lease
          Payments to be Received        $ 1,269,203
          Unearned Income                   (428,472)
                                         -----------
          Net Investment in
          Direct Financing Lease         $   840,731
                                         ===========
   Future minimum rentals to be received on this lease at December 31, 1998, are as follows:

        Year Ending December 31,

                1999                     $  251,399
                2000                        251,399
                2001                        251,399
                2002                        515,006
                                         ----------
                Total                    $1,269,203
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

   During 1995, the partnership purchased three options to acquire equipment at the termination of the current leases. The Partnership accounts for these options at costs of $748,405, $674,124, and $1,608,122. The exercise dates are July 1997, August 1999, and January 2000 with exercise prices of $566,684, $1,535,122, and $5,107,500, respectively. If the options are not exercised, the option costs will be charged against income. In July 1997 the Partnership exercised the option and paid the strike price of $566,686. The equipment was immediately sold and the partnership realized a net gain of $548,588.

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

     The following is a summary of the Investment in Partnerships:


                                     December 31, 1998  December 31, 1997
                                     -----------------  -----------------
Investment in Federal Paper Board          $  8,859,010        $  8,859,010
Cumulative Distributions                     (3,134,155)           (969,128)
Cumulative Equity in Income                   1,433,657             586,579
                                           ------------        ------------
Net Investment                             $  7,158,512        $  8,476,461
                                           ============        ============

Investment in Cypress Access
Container                                  $  1,481,879        $  1,461,197
Acquisition Expense                              48,506              80,568
Cumulative Distributions                     (1,579,412)                  0
Cumulative Equity in Income                     386,296              (8,749)
                                           ------------        ------------
Net Investment                             $    337,269        $  1,533,016
                                           ============        ============
Total Investment in Partnerships           $  7,495,781        $ 10,009,477
                                          =============       =============



SUMMARIZED BALANCE SHEET:
CYPRESS ACCESS CONTAINER PARTNERS     DECEMBER 31, 1998    DECEMBER 31, 1997
---------------------------------    ------------------    ------------------
ASSETS:
  Cash                                     $      2,693          $         0
  Rent Receivable                               150,350              283,160
  Other receivable                              417,044              136,412
  Containers, net of accumulated
  depreciation                                1,134,171            2,473,525
  Organization costs, net of
  accumulated amortization                       43,752               11,799
                                           ------------         ------------
   Total Assets                             $ 1,748,010          $ 2,904,896
                                           ============         ============
LIABILITIES AND PARTNERS' EQUITY:
  Accrued Expenses                          $    11,479          $         0
  Note Payable                                1,157,349                    0
  Partner's Equity - Access                     289,591            1,452,448
  Partner's Equity - Cypress                    289,591            1,452,448
                                           ------------         ------------
   Total Liabilities and
   Partners' Equity                        $  1,748,010           $ 2,904,896
                                          =============          ============

SUMMARIZED STATEMENT OF OPERATIONS:
Rental Income                              $    765,145          $        0
Gain on Sale of Containers                      474,873                   0
Interest Income                                     257                   0
                                          -------------         -----------
    Total Income                              1,240,275                   0

Expenses:
  General & Administrative                        7,777                   0
  Interest Expense                              104,626                   0
  Depreciation & Amortization                   337,782              17,497
                                           ------------         -----------
    Total Expenses                              450,185              17,497


       Net Income                           $   790,090          $  (17,497)
                                           ============         ===========
Other Partner's Share of Net
Income                                      $   395,045              (8,748)
Cypress' Share of Net Income                    395,045              (8,749)
                                            -----------           ----------
                                            $   790,090           $ (17,497)
                                            ===========           ==========


SUMMARIZED BALANCE SHEET:
       FEDERAL PAPER BOARD          DECEMBER 31, 1998    DECEMBER 31, 1997
        ------------------          -----------------    -----------------
ASSETS:
Equipment, net of accumulated
depreciation                               $ 7,248,728          $ 8,566,678
                                           -----------          -----------
                                           $ 7,248,728          $ 8,566,678
   Total Assets                           ============         ============

LIABILITIES AND PARTNERS' EQUITY:
Unearned Revenue                           $   225,524          $   225,524
                                          ------------         ------------
   Total Liabilities                           225,524              225,524
                                          ------------         ------------
Partners' Equity - Cypress                   7,158,512            8,476,462
Partners' Equity - Other                      (135,308)            (135,308)
                                          ------------         ------------
   Total Partners' Equity                    7,023,204            8,341,154
                                          ------------         ------------
Total Liabilities and Partners'
Equity                                     $ 7,248,728          $ 8,566,678
                                          ============         ============

SUMMARIZED STATEMENT OF OPERATIONS:
Rental income                              $ 5,412,569         $ 5,412,569

Depreciation expense                         1,317,950           1,557,578
Interest expense                                     0             139,746
Amortization expense                                 0              97,895
                                          ------------        ------------
  Net Income                               $ 4,094,619         $ 3,617,350
                                          ============        ============
Other partners' share of Net               $ 3,247,541         $ 3,066,412
Income                                         847,078             550,938
Cypress' share of Net Income              ------------        ------------
                                           $ 4,094,619         $ 3,617,350
                                          ============        ============


NOTE 8 - NOTES PAYABLE

     Notes payable consist of the following:
                                              December 31,    December 31,
                                                  1998            1997
                                               -----------    ------------
Non-recourse notes payable secured by
equipment with fixed interest rates of 5% to
16 5/8% and maturities in 1999.                 $   489,844     $ 1,754,742

Non-recourse note payable secured by
equipment, original terms of 72 months each,
no payments for the first 48 months with the
accruing interest converted to additional
principal, then fully amortizing over the
remaining 24 months, with a fixed interest
rate of 7.85% and final maturity in 2000.         1,501,267       3,113,556

Recourse notes payable secured by assets of
the Partnership, original terms of 52 to 56
months, no payments due until maturity with
the accruing interest converted to
additional principal, with fixed interest
rate of 10% and final maturity in 2000.
$150,244 is expected to be converted to
principal.                                        1,692,683       1,539,278

Line of Credit secured by equipment with a
floating rate of LIBOR + 3.25% with maturity
in 1999.  The interest rate at December 31,
1997 was 9.4375%.                                         0       4,234,500


Line of Credit secured by equipment with a
floating rate of LIBOR + 4% with maturity in
1998.  The interest rate at December 31,
1997 was 10.1875%.                                        0       3,600,000

Recourse note secured by assets of the
Partnership with a floating rate of
commercial paper rate + 3.5% up to and
including 3/16/98, and thereafter a floating
rate of commercial paper rate + 4% with a
maturity in 1999.  The interest rate as of
December 31, 1998 was 8.95%.                        956,699       2,885,760

Recourse non-revolving line of credit
secured by equipment with a floating rate of
"Prime Rate" + .75% with maturity in 2002.
The interest rate as of December 31, 1998
was 8.5%.                                           455,931         649,103

Non-recourse note payable secured by
residual proceeds after lease termination in
2002 with fixed interest rate of 7%.              1,401,126       1,307,966
                                                -----------     -----------
TOTAL                                           $ 6,497,730     $19,084,905
                                                ===========     ===========

The aggregate amounts of principal payments due in the years after December 31, 1998 are : 1999 - $3,338,149; 2000 - $1,582,878: 2001 - $140,176; 2002
- $35,401 and 2003 - $1,401,126.

NOTE 9 - TAXABLE INCOME

     The Partnership's taxable income/(loss) differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is a reconciliation between net income as reported and Partnership income (loss) for tax purposes:
                                     1998          1997           1996
                                     ----          ----           ----
Net income per financial
statements                         $ 4,560,365   $ 1,479,260    $ 4,472,073

Tax gain in excess of (less
than) financial gain on sale of
equipment                            1,338,921        (3,774)       (71,918)

Additional tax depreciation           (672,679)     (960,164)    (1,286,344)

Adjustment to Direct Financing
Lease from tax to financial
statements                             245,901        42,541              0

Other Adjustments                        6,864        (6,496)             0

Additional taxable losses from
Investment in Partnerships            (360,349)     (830,585)      (434,304)
                                  ------------  ------------   ------------
Partnership income (loss) for
tax purposes                       $ 5,119,023   $  (279,218)   $ 2,679,507
                                  ============  ============   ============


NOTE 10 - MAJOR LESSEE INFORMATION

      Four leases accounted for $1,879,121, $940,749, $634,395 and $609,444 of rental income for the year ended December 31, 1998. Four leases accounted for $2,012,983, $1,075,911, $988,251 and $609,534 for the year ended December 31, 1997. Four leases accounted for $2,611,723, $1,078,034, $1,076,876 and $988,251 for the year ended December 31, 1996.

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

Note 12 - YEAR 2000 ISSUES

Like all entities, the Partnership is exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. The Partnership has begun but not yet completed the process of identifying and remedying potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remedies or to accurately predict the impact of the Year 2000 Issue on third parties with which the Partnership does business. If the remedies of the Partnership or third parties with which it does business are not successful, the Year 200 problem could have negative effects on the Partnership's financial condition and results of operations in the near term.

NOTE 13 - SUBSEQUENT EVENTS

     On January 31, 1999, the Partnership paid distributions of $911,725 to the Limited Partners and $9,208 to the General Partners.

     On February 25, 1999, part of the option that was to become available in January 2000 was exercised. The lessee, General Chemical Corporation, was granted an early lease termination and General Chemical (Soda Ash) Partners purchased the railroad cars for a net sales price of $8,212,215. The option had a total cost of $6,347,227 and this sale produced a gain of $1,864,988.

     On March 16, 1999, the Partnership sold equipment with an original cost of $1,745,717 for $1,010,638.

     On April 14, 1999, the Partnership made an early pay off of the loan associated with the direct financing lease.

     On April 30, 1999, the Partnership paid distributions of $$3,646,900 to the Limited Partners and $36,838 to the General Partners.

     On May 13, 1999, the Partnership sold Rental Equipment Held for Sale with a book cost of $3,672,601 for $7,950,000.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The General Partners of Cypress Equipment Fund II, Ltd., as purchasers of Partnership units, own 0 units of the outstanding securities of the Partnership as of December 31, 1998. Directors and officers of the General Partners of Cypress Equipment Fund II, Ltd. own 0 units of the outstanding securities of the Partnership as of December 31, 1998.

     The Registrant is a Limited Partnership and therefore does not have voting securities. To the knowledge of the Partnership, no person owns of record, or beneficially, more than 5% of the Partnership's outstanding units.

Item 13.   Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of the Partnership. The amounts and kinds of compensation and fees are described on pages 19 through 23 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended December 31, 1998, 1997, and 1996.

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

                                   Cypress Equipment Fund II, Ltd.


                                   RJ Leasing - 2, Inc.
                                     A General Partner


Date: June 15, 1999                 By:  /s/J. Davenport Mosby, III
                                        -----------------------------------
                                        J. Davenport Mosby, III
                                        President


Date: June 15, 1999                  By:  /s/John M. McDonald
                                         ---------------------------------
                                        John M. McDonald
                                        Vice President


Date: June 15, 1999                  By:  /s/Christa Kleinrichert
                                         ---------------------------------
                                        Christa Kleinrichert
                                        Secretary and Treasurer

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