Form 10-Q
period 1999-03-31
CYPRESS EQUIPMENT FUND II LTD
filed 1999-07-02
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  March 31, 1999

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

                            YES     X        NO

                                        Number of Units at
     Title of Each Class                   March 31, 1999

Units of Limited Partnership
Interest:  $1,000 per unit                  36,469


                    DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1998 Form 10-K, filed with the
            Securities and Exchange Commission on June 16, 1999
            Parts III and IV - Form S-1 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-44119

PART I - Financial Information
  Item 1.  Financial Statements

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                              BALANCE SHEETS
                                               March 31,     December 31,
                                                  1999           1998
                                              (Unaudited)      (Audited)
ASSETS
Rental Equipment, at Cost                      $ 21,507,385    $ 23,253,102
  Less:  Accumulated Depreciation               (10,463,603)    (11,192,367)
                                              -------------   -------------
                                                 11,043,782      12,060,735

Rental Equipment Held for Sale                    3,672,601       3,672,601
Deposit on Equipment                              3,118,969       3,118,969
Options                                             806,694       2,282,246
Investment In Partnerships                        6,549,963       7,495,781
Net Investment in Direct Financing Lease            840,731         840,731
Deferred Debt Costs (Net of Accumulated
Amortization of $661 and $29,214
Respectively)                                           915           8,366
Rent and Sales Proceeds Receivable                  355,230         537,135
Accounts Receivable - General                        19,045           5,508
Prepaid Expense                                      77,715          97,737
Cash and Cash Equivalents                         5,982,622       3,702,451
                                               ------------    ------------
    Total Assets                               $ 32,468,267    $ 33,822,260
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                                   $ 3,704,845    $  6,497,730
Payable to:  General Partners                       288,697         101,308
             Others                                 134,386         451,612
Interest Payable                                      9,656          48,187
Unearned Revenue                                     18,009          23,009
                                              -------------   -------------
    Total Liabilities                             4,155,593       7,121,846
                                              -------------   -------------
Partners' Equity:
Limited Partners (36,469 units outstanding
at March 31,1999 and December 31, 1998)          28,348,472      26,752,336
General Partners                                    (35,798)        (51,922)
                                              -------------   -------------
    Total Partners' Equity                       28,312,674      26,700,414
                                              -------------   -------------
    Total Liabilities and Partners' Equity     $ 32,468,267    $ 33,822,260
                                              =============   =============


                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                   FOR THE THREE MONTHS ENDED MARCH 31,

                                      1999             1998
                                      ----             ----
Revenues:
Rental Income                        $    738,076    $ 1,373,329
Interest Income                            45,864         46,653
Income from Direct Financing
Lease                                           0         30,490
Gain on Sale of Equipment                 467,025              0
Gain on Sale of Other                   1,864,988              0
                                     ------------   ------------
Total Revenues                          3,115,953      1,450,472
                                     ------------   ------------
Operating Expenses:
Management Fees-General                     7,815         76,888
Partners
General and Administrative:                 2,093          1,060
  Affiliates                              199,428        192,217
  Other                                    92,980        420,868
Interest Expense                          480,970        690,706
Depreciation and Amortization        ------------   ------------
                                          783,286      1,381,739
  Total Operating Expenses           ------------   ------------

Net Income Before Equity in             2,332,667         68,733
Income of Partnerships

Equity in Income of                       200,526        200,526
Partnerships                         ------------   ------------
                                      $ 2,533,193    $   269,259
Net Income                           ============   ============

Allocation of Net Income:             $ 2,507,861    $   266,566
  Limited Partners                         25,332          2,693
  General Partners                   ------------   ------------
                                      $ 2,533,193    $   269,259
                                     ============   ============

Net Income per $1,000 Limited         $     68.77    $      7.31
Partnership Unit Outstanding         ============   ============

Number of Limited Partnership              36,469         36,469
Units Outstanding                    ============   ============


                  The accompanying notes are an integral
                    part of these financial statements.

                       CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                   FOR THE THREE MONTHS ENDED MARCH 31,

                                       1999            1998
                                       ----            ----
Cash Flows from Operating
Activities:
 Net Income                           $ 2,533,193     $   269,259
 Adjustments to Reconcile Net
 Income to Net Cash Provided
 by Operating Activities:
  (Gain) on Sale of Equipment            (467,025)              0
  Depreciation and Amortization           480,970         690,706
  Deferred Interest on Notes
  Payable                                  52,826         118,783
  Equity in Income of Investment
  In Partnerships                        (200,526)       (200,526)
  Changes in Operating Assets
  and Liabilities:
  (Increase) Decrease in Rents
  Receivable                              181,905        (181,102)
  (Increase) Decrease in
  Prepaid Expenses                         20,022        (191,756)
  Increase (Decrease) in
  Interest Payable                        (38,531)        (67,866)
  (Increase) Decrease in
  Accounts Receivable-General             (13,537)         12,000
  Increase (Decrease) in
  Payable to:
     General Partners                     187,389         (75,673)
     Other                               (317,226)        (93,082)
  Increase (Decrease) in Unearned
  Revenue                                  (5,000)        (24,627)
                                     ------------    ------------
     Net Cash Provided by
     Operating Activities               2,414,460         256,116
                                     ------------    ------------
Cash Flows from Investing
Activities:
 Purchase of Direct Financing
 Lease                                          0          56,859
 Investment in Partnerships                     0           7,338
 Distributions Received                 1,146,344       1,348,434
 Proceeds from Sale of Equipment        1,010,459               0
 (Purchase) Sale of Options             1,469,819               0
 Proceeds of Option Casualties              5,733               0
                                      -----------     -----------
     Net Cash Provided by Investing
     Activities                         3,632,355       1,412,631
                                      -----------     -----------
Cash Flows from Financing
Activities:
 Payment of Notes Payable              (2,845,711)     (1,530,093)
 (Increase) Decrease in Deferred
 Debt Costs                                     0          13,965
 Distributions to Limited
 Partners                                (911,725)       (911,725)
 Distributions to General
 Partners                                  (9,208)         (9,208)
                                      -----------     -----------
     Net Cash (Used In)
     Financing Activities              (3,766,644)     (2,437,061)
                                      -----------     -----------
Increase (Decrease) in Cash
and Cash Equivalents                    2,280,171        (768,314)

Cash and Cash Equivalents at
Beginning of Period                     3,702,451       4,480,112
                                      -----------     -----------
Cash and Cash Equivalents at End
of Period                             $ 5,982,622     $ 3,711,798
                                      ===========     ===========

Supplemental Cash Flow Information:
Interest Paid                          $   82,221      $  369,951
                                     ============     ===========


Non-Cash Activities:

Notes Payable in 1999 were increased by $52,826, the amount of Deferred Interest on Notes Payable.

Notes Payable in 1998 were increased by $118,783, the amount of Deferred Interest on Notes Payable.


                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                              March 31, 1999
NOTE 1 - ORGANIZATION

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

     During the three months ended March 31, 1999, the loan associated with the Allied Signal Option was partially paid in the amount of $1,269,311. During the same period the loan associated with the Federal Paper Board transaction was paid in full for $956,699. There was no additional borrowing.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended March 31, 1999:

     Equipment Management Fees               $ 7,815
     General and Administrative Costs     2,093
     General Partners' Distributions      9,208


NOTE 4 - BASIS OF PREPARATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $5,982,622 at March 31, 1999, represents cash of $7,248, a repurchase agreement of $5,969,000, and money market mutual funds of $6,374.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Options on rail cars were purchased in March 1995. On February 25, 1999, part of the option that was to become available in January 2000 was exercised. The lessee, General Chemical Partners, was granted an early lease termination and General Chemical (Soda Ash) Partners purchased 624 rail cars producing a gain on sale of $1,864,988 for the Partnership. This leaves 57 cars on this option for January 2000 which the Partnership has exercised. The strike price on the remaining cars is $427,500.

     The option that becomes available in August 1999 has had one casualty and now has an approximate strike price of $1,527,168.

NOTE 7 - SUBSEQUENT EVENTS

     On April 14, 1999, the Partnership made an early pay off of the loan associated with the direct financing lease.

     On April 30, 1999, the Partnership paid distributions of $3,646,900 to the Limited Partners and $36,838 to the General Partners.

      On May 14, 1999, the Partnership received $7,950,000 for the sale of the Pennsylvania Power and Light Transaction.

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1999, Compared to Three Months Ended March 31,
1998.

     Rental income decreased $1,373,329 for the three months ended March 31, 1998, to $738,076 for the three month period ended March 31, 1999. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income was comparable for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. During the three months ended March 31, 1999, rental equipment with a book value of $543,435 was sold for $1,010,459 resulting in a gain on sale of $467,025. During the three months ended March 31, 1999, part of the option that was to become available in January 2000 was exercised. The lessee, General Chemical Partners, was granted an early lease termination and General Chemical (Soda Ash) Partners purchased 624 rail cars producing a gain on sale of $1,864,988 for the Partnership.

     Interest expense decreased to $92,980 for the three months ended March 31, 1999, as compared to $420,868 for the three months ended March 31, 1998. This decrease was due to an average lower level of debt. Depreciation expense decreased for the three months ended March 31, 1999 versus 1998, because certain equipment is no longer being depreciated using an accelerated method and a lower average depreciable basis of equipment.

     The net effect of the above revenue and expense items resulted in a net income of $2,533,193 for the three months ended March 31, 1999, compared to $269,259 for the three months ended March 31, 1998.

     During the three months ended March 31, 1999, the Partnership did not incur any additional borrowing and made $2,845,711 of principal payments on notes.

  Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at March 31, 1999, future rental income, interest income, and sales proceeds.

     For the three months ended March 31, 1999, the Partnership had a net income of $2,533,193. After adjusting net income during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash provided by operating activities was $2,414,460. Cash provided by investing activities consisted of $1,146,344 of distributions from the Investment in Partnerships. Other cash flows from investing activities were $1,010,459 from the proceeds of the sale of rental equipment and $1,469,344 from the sale of options. Cash used in financing activities was $2,845,711 in payment of notes payable and to pay cash distributions to limited and general partners of $920,933. In total, during the three months ending March 31, 1999, Cash and Cash Equivalents increased $2,280,171 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of March 31, 1999, of $5,982,622.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at March 31, 1999, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.


                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                              March 31, 1999


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


                              Cypress Equipment Fund II, Ltd.
                              RJ Leasing - 2, Inc.
                                        Administrative General Partner




Date:  July 2, 1999                By:  /s/J. Davenport Mosby, III
                                   J. Davenport Mosby,III
                                   President



Date:  July 2, 1999                By:  /s/John McDonald
                                   John McDonald
                                   Vice President



Date:  July 2, 1999                By:  /s/Christa Kleinrichert
                                   Christa Kleinrichert
                                   Secretary and Treasurer