Form 10-Q
period 1999-06-30
CYPRESS EQUIPMENT FUND II LTD
filed 1999-08-10
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  June 30, 1999

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

                            YES     X        NO

                                        Number of Units at
     Title of Each Class                   June 30, 1999

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

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                              BALANCE SHEETS
                                                June 30,     December 31,
                                                  1999           1998
                                              (Unaudited)      (Audited)
ASSETS
Rental Equipment, at Cost                      $ 21,507,385    $ 23,253,102
  Less:  Accumulated Depreciation               (10,908,519)    (11,192,367)
                                              -------------   -------------
                                                 10,598,866      12,060,735
                                              -------------   -------------
Rental Equipment Held for Sale                            0       3,672,601
Deposit on Equipment                              3,118,969       3,118,969
Options                                             806,694       2,282,246
Investment In Partnerships                        6,699,051       7,495,781
Net Investment in Direct Financing Lease            840,731         840,731
Deferred Debt Costs and Trustee Fees (Net
  Of Accumulated Amortization of $48,315
  And $39,726 Respectively)                           1,277           8,366
Rent and Sales Proceeds Receivable                  722,136         537,135
Accounts Receivable - General                        30,713           5,508
Prepaid Expenses                                     20,132          97,737
Cash and Cash Equivalents                         9,474,963       3,702,451
                                               ------------    ------------
    Total Assets                               $ 32,313,532    $ 33,822,260
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                                   $ 2,767,329    $  6,497,730
Payable to:  General Partners                        42,053         101,308
             Others                                 254,176         451,612
Interest Payable                                      5,895          48,187
Unearned Revenue                                     18,009          23,009
                                              -------------   -------------
    Total Liabilities                             3,087,462       7,121,846
                                              -------------   -------------
Partners' Equity:
Limited Partners (36,469 units outstanding
at June 30, 1999 and December 31, 1998)          29,252,735      26,752,336
General Partners                                    (26,665)        (51,922)
                                              -------------   -------------
    Total Partners' Equity                       29,226,070      26,700,414
                                              -------------   -------------
    Total Liabilities and Partners' Equity     $ 32,313,532    $ 33,822,260
                                              =============   =============

                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30,

                                      1999             1998
                                      ----             ----
Revenues:
Rental Income                         $ 1,649,465    $ 2,831,816
Interest Income                           106,900         96,988
Income from Direct Financing
Lease                                           0         67,181
Gain on Sale of Equipment                 466,655              0
Gain on Sale of Equipment Held
for Sale                                4,066,309              0
Gain on Sale of Other                   1,845,048              0
                                     ------------   ------------
Total Revenues                          8,134,377      2,995,985
                                     ------------   ------------
Operating Expenses:
Management Fees-General                    27,822        203,122
Partners
General and Administrative:                12,133         53,415
  Affiliates                              284,303        480,211
  Other                                   153,820        791,721
Interest Expense                          927,024      1,386,302
Depreciation and Amortization        ------------   ------------
                                        1,405,102      2,914,771
  Total Operating Expenses           ------------   ------------

Net Income Before Equity in             6,729,275         81,214
Income of Partnerships

Equity in Income of                       401,052        401,052
Partnerships                         ------------   ------------
                                      $ 7,130,327    $   482,266
Net Income                           ============   ============

Allocation of Net Income:             $ 7,059,024    $   477,443
  Limited Partners                         71,303          4,823
  General Partners                   ------------   ------------
                                      $ 7,130,327    $   482,266
                                     ============   ============

Net Income per $1,000 Limited        $     193.56    $     13.09
Partnership Unit Outstanding         ============   ============

Number of Limited Partnership              36,469         36,469
Units Outstanding                    ============   ============


                  The accompanying notes are an integral
                    part of these financial statements.


                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                     FOR THE THREE MONTHS ENDED JUNE 30,

                                      1999             1998
                                      ----             ----
Revenues:
Rental Income                        $    911,389    $ 1,458,487
Interest Income                            61,036         50,335
Income from Direct Financing
Lease                                           0         36,691
Gain (Loss) on Sale of Equipment             (370)             0
Gain on Sale of Equipment Held
for Sale                                4,066,309              0
Gain (Loss) on Sale of Other              (19,940)             0
                                     ------------   ------------
Total Revenues                          5,018,424      1,545,513
                                     ------------   ------------
Operating Expenses:
Management Fees-General                    20,007        126,234
Partners
General and Administrative:                10,040         52,355
  Affiliates                               84,875        287,994
  Other                                    60,840        370,853
Interest Expense                          446,054        695,596
Depreciation and Amortization        ------------   ------------
                                          621,816      1,533,032
  Total Operating Expenses           ------------   ------------

Net Income Before Equity in             4,396,608         12,481
Income of Partnerships

Equity in Income of                       200,526        200,526
Partnerships                         ------------   ------------
                                      $ 4,597,134    $   213,007
Net Income                           ============   ============

Allocation of Net Income:             $ 4,551,163    $   210,877
  Limited Partners                         45,971          2,130
  General Partners                   ------------   ------------
                                      $ 4,597,134    $   213,007
                                     ============   ============

Net Income per $1,000 Limited         $    124.80    $      5.78
Partnership Unit Outstanding         ============   ============

Number of Limited Partnership              36,469         36,469
Units Outstanding                    ============   ============


                  The accompanying notes are an integral
                    part of these financial statements.

                       CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30,

                                       1999            1998
                                       ----            ----
Cash Flows from Operating
Activities:
  Net Income                          $ 7,130,327     $   482,266
  Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
  (Gain) on Sale of Equipment            (466,655)              0
  Depreciation and Amortization           927,024       1,386,302
  Deferred Interest on Notes
  Payable                                  88,375         230,621
  Equity in Income of Investment
  In Partnerships                        (401,052)       (401,052)
  Changes in Operating Assets
  and Liabilities:
  (Increase) Decrease in
  Equipment Held for Sale               3,672,601               0
  (Increase) Decrease in
  Rents Receivable                       (395,207)       (232,500)
  (Increase) Decrease in Accounts
  Receivable - General                    185,001        (142,549)
  (Increase) Decrease in
  Prepaid Expenses                         77,605        (171,259)
  Increase (Decrease) in
  Interest Payable                        (42,292)        (53,308)
  Increase (Decrease) in
  Payable to:
     General Partners                     (59,255)         50,562
     Other                               (197,436)       (120,859)
  Increase (Decrease) in
    Unearned Revenue                       (5,000)        (49,270)
                                     ------------    ------------
      Net Cash Provided by
      Operating Activities             10,514,036         978,954
                                     ------------    ------------
Cash Flows from Investing
Activities:
  Direct Financing Lease                        0         119,708
  Investment in Partnerships                    0          (3,003)
  Distributions Received                1,197,782       2,512,897
  Proceeds from Sale of Equipment       1,010,089               0
  Purchases of Equipment                        0         (30,664)
  (Purchase) Sale of Options            1,469,819               0
  Proceeds of Option Casualties             5,733               0
                                      -----------     -----------
      Net Cash Provided By
      Investing Activities              3,683,423       2,598,938
                                      -----------     -----------

 Cash Flows from Financing
 Activities:
   Payment of Notes Payable            (3,818,776)     (2,506,572)
   (Increase) Decrease in
   Deferred Debt Costs and
     Trustee Fees                          (1,500)         13,405
   Distributions to Limited
   Partners                            (4,558,625)     (1,823,450)
   Distributions to General
   Partners                               (46,046)        (18,416)
                                      -----------     -----------
       Net Cash Used In
       Financing Activities            (8,424,947)     (4,335,033)
                                      -----------     -----------

Increase (Decrease) in Cash             5,772,512        (757,141)
and Cash Equivalents

Cash and Cash Equivalents at            3,702,451       4,480,112
Beginning of Period                   -----------     -----------

Cash and Cash Equivalents at End      $ 9,474,963     $ 3,722,971
of Period                             ===========     ===========

Supplemental Cash Flow Information:
Interest Paid                         $   107,737      $  845,029
                                     ============     ===========

Non-Cash Activities:

Notes Payable in 1999 were increased by $88,375, the amount of Deferred Interest on Notes Payable.

Notes Payable in 1998 were increased by $230,621, the amount of Deferred Interest on Notes Payable.

                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 1999
NOTE 1 - ORGANIZATION

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

     During the six months ended June 30, 1999, the loan associated with the Allied Signal Option was partially paid in the amount of $1,269,311. During the same period the loan associated with the Federal Paper Board transaction was paid in full for $956,699 and the loan associated with Ally Capital Partners was paid in full for $413,369. There was no additional borrowing.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 1999:

     Equipment Management Fees               $ 27,822
     General and Administrative Costs          12,133
     General Partners' Distributions           46,046

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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds, a repurchase agreement, and floating rate bonds. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $9,474,963 at June 30, 1999, represents cash of $8,112, a repurchase agreement of $1,507,000, money market mutual funds of $7,994, and bonds of $7,951,856.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Options on rail cars were purchased in March 1995. On February 25, 1999, part of the option that was to become available in January 2000 was exercised. The lessee, General Chemical Partners, was granted an early lease termination and General Chemical (Soda Ash) Partners purchased 624 rail cars producing a gain on sale of $1,845,048 for the Partnership. This leaves 57 cars on this option for January 2000 which the Partnership has exercised. The strike price on the remaining cars is $427,500.

     The option that becomes available in August 1999 has had one casualty and now has an approximate strike price of $1,527,168.

NOTE 7 - SUBSEQUENT EVENTS

     On July 29, 1999, the Partnership received $15,865,268 for the sale of the International Paper / Federal Paper Board transaction.

     On August 10, 1999, the Partnership paid distributions of $22,128,644 to the Limited Partners and $223,521 to the General Partners. The General Partners also received incentive management fees of $487,007.


    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1999, Compared to Six Months Ended June 30, 1998.

     Rental income decreased to $1,649,465 for the six months ended June 30, 1999, from $2,831,816 for the six month period ended June 30, 1998. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income was comparable for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. During the six months ended June 30, 1999, rental equipment with a book value of $543,435 was sold for $1,010,459 resulting in a gain on sale of $466,655. During the six months ended June 30, 1999, part of the option that was to become available in January 2000 was exercised. The lessee, General Chemical Partners, was granted an early lease termination and General Chemical (Soda Ash) Partners purchased 624 rail cars producing a gain on sale of $1,845,048 for the Partnership. During the six months ended June 30, 1999, equipment held for sale with a book value of $3,672,601 was sold for $7,950,000 resulting in a gain on sale of $4,066,309.

     Interest expense decreased to $153,820 for the six months ended June 30, 1999, as compared to $791,721 for the six months ended June 30, 1998. This decrease was due to an average lower level of debt. Depreciation expense decreased for the six months ended June 30, 1999 versus 1998, because certain equipment is no longer being depreciated using an accelerated method and a lower average depreciable basis of equipment.

     The net effect of the above revenue and expense items resulted in a net income of $7,130,327 for the six months ended June 30, 1999, compared to $482,266 for the six months ended June 30, 1998.

     During the six months ended June 30, 1999, the Partnership did not incur any additional borrowing and made $3,818,776 of principal payments on notes.

   Three Months Ended June 30, 1999, Compared to Thre Months Ended June 30,
1998

      Rental income decreased to $911,389 for the three months ended June 30, 1999 as compared to rental income of $1,458,487 for the three months ended June 30, 1998. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income increased for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. This was due to a higher level of cash available for investment.

      Interest expense decreased to $60,840 for the three months ended June 30, 1999, as compared to $370,853 for the three months ended June 30, 1998. This decrease was due to an average lower level of debt. Depreciation expense decreased for the three months ended June 30, 1999 versus 1998. This decrease was primarily due to equipment coming off lease or being sold in the intervening period.

      The net effect of the above revenue and expense items resulted in a net income of $4,597,134 for the three months ended June 30, 1999, compared to $213,007 for the three months ended June 30, 1998.

  Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at June 30, 1999, future rental income, interest income, and sales proceeds.

     For the six months ended June 30, 1999, the Partnership had a net income of $7,130,327. After adjusting net income during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash provided by operating activities was $10,514,036. Cash provided by investing activities consisted of $1,197,782 of distributions from the Investment in Partnerships. Other cash flows from investing activities were $1,010,089 from the proceeds of the sale of rental equipment and $1,469,819 from the sale of options. Cash used in financing activities was $3,818,776 in payment of notes payable and to pay cash distributions to limited and general partners of $4,604,671. In total, during the six months ending June 30, 1999, Cash and Cash
Equivalents increased $5,772,512 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of June 30, 1999, of $9,474,963.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at June 30, 1999, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.



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


                              Cypress Equipment Fund II, Ltd.
                              RJ Leasing - 2, Inc.
                              Administrative General Partner




Date:  August 10, 1999                By:  /s/J. Davenport Mosby, III
                                           J. Davenport Mosby, III
                                           President



Date:  August 10, 1999                By:  /s/John McDonald
                                           John McDonald
                                           Vice President



Date:  August 10, 1999                By:  /s/Christa Kleinrichert
                                           Christa Kleinrichert
                                           Secretary and Treasurer