Form 10-Q
period 1999-09-30
CYPRESS EQUIPMENT FUND II LTD
filed 1999-11-12
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                September 30, 1999

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

                            YES     X        NO

                                        Number of Units at
     Title of Each Class                 September 30, 1999

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

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                              BALANCE SHEETS
                                             September 30,   December 31,
                                                  1999           1998
                                              (Unaudited)      (Audited)
ASSETS
Rental Equipment, at Cost                      $ 21,507,385    $ 23,253,102
  Less:  Accumulated Depreciation               (11,353,435)    (11,192,367)
                                              -------------   -------------
                                                 10,153,950      12,060,735
                                              -------------   -------------
Rental Equipment Held for Sale                    2,244,035       3,672,601
Deposit on Equipment                              3,118,969       3,118,969
Options                                             134,257       2,282,246
Investment In Partnerships                          180,001       7,495,781
Net Investment in Direct Financing Lease            840,731         840,731
Deferred Debt Costs and Trustee Fees (Net
  Of Accumulated Amortization of $2,687
  And $29,214 Respectively)                           1,888           8,366
Rent and Sales Proceeds Receivable                  425,627         537,135
Accounts Receivable - General                           762           5,508
Prepaid Expenses                                     22,056          97,737
Cash and Cash Equivalents                         1,046,807       3,702,451
                                               ------------    ------------
    Total Assets                               $ 18,169,083    $ 33,822,260
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                                   $ 1,908,916    $  6,497,730
Payable to:  General Partners                        66,983         101,308
             Others                                 221,931         451,612
Interest Payable                                      2,205          48,187
Unearned Revenue                                     18,258          23,009
                                              -------------   -------------
    Total Liabilities                             2,218,293       7,121,846
                                              -------------   -------------
Partners' Equity:
Limited Partners (36,469 units outstanding
at September 30, 1999 and December 31,           16,110,206      26,752,336
1998)                                              (159,416)        (51,922)
General Partners                              -------------   -------------
                                                 15,950,790      26,700,414
    Total Partners' Equity                    -------------   -------------
                                               $ 18,169,083    $ 33,822,260
    Total Liabilities and Partners' Equity    =============   =============


                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                      1999             1998
                                      ----             ----
Revenues:
Rental Income                         $ 2,567,114    $ 3,947,619
Interest Income                           222,649        137,444
Income from Direct Financing
Lease                                           0        102,703
Gain on Sale of Equipment                 466,655        109,508
Gain on Sale of Equipment Held
for Sale                                4,064,379              0
Gain on Sale of Other                   1,845,048              0
                                     ------------   ------------
Total Revenues                          9,165,845      4,297,274
                                     ------------   ------------
Operating Expenses:
Management Fees-General                    53,408        289,128
Partners
Incentive Management Fees-                487,007              0
General Partners
General and Administrative:                27,784         84,841
  Affiliates                              644,261        563,597
  Other                                   195,751      1,086,204
Interest Expense                        1,372,828      1,961,304
Depreciation and Amortization        ------------   ------------
                                        2,781,039      3,985,074
  Total Operating Expenses           ------------   ------------

Net Income Before Equity in
Income of Partnerships                  6,384,806        312,200

Equity in Income of
Partnerships                            9,822,406        601,578
                                     ------------   ------------
Net Income                            $16,207,212    $   913,778
                                     ============   ============
Allocation of Net Income:
  Limited Partners                    $16,045,140    $   904,640
  General Partners                        162,072          9,138
                                     ------------   ------------
                                      $16,207,212    $   913,778
                                     ============   ============

Net Income per $1,000 Limited
Partnership Unit Outstanding         $     439.97    $     24.81
                                     ============   ============

Number of Limited Partnership
Units Outstanding                          36,469         36,469
                                     ============   ============


                  The accompanying notes are an integral
                    part of these financial statements.


                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                      1999             1998
                                      ----             ----
Revenues:
Rental Income                        $    917,649    $ 1,115,803
Interest Income                           115,749         40,456
Income from Direct Financing
Lease                                           0         35,522
Gain(Loss)on Sale of Equipment                  0              0
Gain(Loss)on Sale of Equipment
Held  for Sale                             (1,930)       109,508
                                     ------------   ------------
Total Revenues                          1,031,469      1,301,289
                                     ------------   ------------
Operating Expenses:
Management Fees-General
Partners                                   25,586         86,006
Incentive Management Fees-
General Partners                          487,007              0
General and Administrative:
  Affiliates                               15,651         31,426
  Other                                   359,958         83,386
Interest Expense                           41,931        294,483
Depreciation and Amortization             445,804        575,002
                                     ------------   ------------
  Total Operating Expenses              1,375,937      1,070,303
                                     ------------   ------------

Net Income(Loss)Before Equity
in Income of Partnerships                (344,468)       230,986

Equity in Income of
Partnerships                            9,421,354        200,526
                                     ------------   ------------
Net Income                            $ 9,076,886    $   431,512
                                     ============   ============

Allocation of Net Income:
  Limited Partners                    $ 8,986,117    $   427,197
  General Partners                         90,769          4,315
                                     ------------   ------------
                                      $ 9,076,886    $   431,512
                                     ============   ============

Net Income per $1,000 Limited         $    246.40    $     11.71
Partnership Unit Outstanding         ============   ============

Number of Limited Partnership              36,469         36,469
Units Outstanding                    ============   ============


                  The accompanying notes are an integral
                    part of these financial statements.

                       CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                       1999            1998
                                       ----            ----
Cash Flows from Operating
Activities:
  Net Income                          $16,207,212     $   913,778
  Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
  (Gain) on Sale of Equipment            (466,655)       (109,508)
  Depreciation and Amortization         1,372,828       1,961,304
  Deferred Interest on Notes
  Payable                                 120,050         334,392
  Equity in Income of Investment
  In Partnerships                      (9,822,406)       (601,578)
  Changes in Operating Assets
  and Liabilities:
  (Increase) Decrease in
  Equipment Held for Sale               3,672,601               0
  (Increase) Decrease in
  Rents Receivable                        111,508        (286,321)
  (Increase) Decrease in Accounts
  Receivable - General                      4,746        (142,549)
  (Increase) Decrease in
  Prepaid Expenses                         75,681        (158,432)
  Increase (Decrease) in
  Interest Payable                        (45,982)       (107,626)
  Increase (Decrease) in
  Payable to:
     General Partners                     (34,325)        (49,088)
     Other                               (229,681)       (174,803)
  Increase (Decrease) in
    Unearned Revenue                       (4,751)        (84,694)
      Net Cash Provided by           ------------    ------------
      Operating Activities             10,960,825       1,494,875
                                     ------------    ------------
Cash Flows from Investing
Activities:
  Direct Financing Lease                        0         182,558
  Investment in Partnerships                    0           3,022
  Distributions Received                1,294,514       3,675,487
  Proceeds from Sale of Equipment       1,010,089         918,473
  Purchases of Equipment                        0         (30,664)
  (Purchase) Sale of Options            1,469,819               0
  Proceeds of Option Casualties             5,733               0
  (Purchase)of Equipment Held
    for Sale                           (1,571,598)              0
  Sale of Investment in
  Partnership                          15,843,672               0
      Net Cash Provided By            -----------     -----------
      Investing Activities             18,052,229       4,748,876
                                      -----------     -----------
 Cash Flows from Financing
 Activities:
   Payment of Notes Payable            (4,708,863)     (4,167,145)
   (Increase) Decrease in
   Deferred Debt Costs and
     Trustee Fees                          (2,999)         10,098
   Distributions to Limited
     Partners                         (26,687,270)     (2,735,175)
   Distributions to General
     Partners                            (269,567)        (27,624)
                                      -----------     -----------
       Net Cash (Used In)
       Provided by Financing
       Activities                     (31,668,699)     (6,919,846)
                                      -----------     -----------
Increase (Decrease) in Cash
and Cash Equivalents                   (2,655,644)       (676,095)

Cash and Cash Equivalents at
Beginning of Period                     3,702,451       4,480,112
                                      -----------     -----------
Cash and Cash Equivalents at End
of Period                             $ 1,046,807     $ 3,804,017
                                      ===========     ===========

Supplemental Cash Flow Information:
Interest Paid                         $   123,888      $  931,930
                                     ============     ===========
Non-Cash Activities:

Notes Payable in 1999 were increased by $120,050, the amount of Deferred Interest on Notes Payable.

Notes Payable in 1998 were increased by $334,392, the amount of Deferred Interest on Notes Payable.

                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                            September 30, 1999

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

     During the nine months ended September 30, 1999, the loan associated with the Allied Signal Option was partially paid in the amount of $1,269,311. During the same period the loans associated with: the Federal Paper Board transaction was paid in full for $956,699; Ally Capital Partners was paid in full for $413,369; the Texasgulf Option was paid in full for $341,019. There was no additional borrowing.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 1999:


     Equipment Management Fees               $ 53,408
     Incentive Management Fees                487,007
     General and Administrative Costs          27,784
     General Partners' Distributions          269,567

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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $1,046,807 at September 30, 1999, represents cash of $1,152, a repurchase agreement of $1,041,000 and money market mutual funds of $4,655.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Options on rail cars were purchased in March 1995. The Partnership exercised its option on the remaining 57 plastic pellet cars on lease to Alliedsignal, Inc. The Partnership is obligated to pay a strike price of $553,225.

NOTE 7 - SUBSEQUENT EVENTS

     On October 29, 1999, the Partnership received $211,150 from the sale of equipment previously on lease to Affiliated Computer Services.

     On November 1, 1999, the Partnership received $1,787,600 from the sale of satellite communications equipment previously on lease to Hughes Network Systems, Inc.

     On November 2, 1999, the Partnership paid distributions of $700,205 to
the  Limited  Partners  and $7,073 to the General  Partners.   The  General
Partners also received incentive management fees of $29,470.

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998.

     Rental  income  decreased  to $2,567,114 for  the  nine  months  ended
September 30, 1999, from $3,947,619 for the nine month period ended September 30, 1998. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income increased to $222,649 for the nine months ended September 30, 1999, as compared to $137,444 for the nine months ended September 30, 1998. This increase was primarily due to an increased average balance of cash for investment. During the nine months ended September 30, 1999, rental equipment with a book value of $543,435 was sold for $1,010,089 resulting in a gain on sale of $466,655. During the nine months ended September 30, 1999, part of the option that was to become available in January 2000 was exercised. The lessee, General Chemical Partners, was granted an early lease termination and General Chemical (Soda Ash) Partners purchased 624 rail cars producing a gain on sale of $1,845,048 for the Partnership. During the nine months ended September 30, 1999, equipment held for sale with a book value of $3,672,601 was sold for $7,950,000 resulting in a gain on sale of $4,064,379. During this period an option on railcars was exercised which are currently being remarketed. This transaction increased Equipment Held for Sale to $2,244,035.

     Interest  expense  decreased to $195,751 for  the  nine  months  ended
September  30,  1999, as compared to $1,086,204 for the nine  months  ended
September 30, 1998. This decrease was due to an average lower level of debt. Depreciation expense decreased for the nine months ended September 30, 1999 versus 1998, due to a lower average depreciable basis of equipment.

     During the nine months ended September 30, 1999, incentive management fees were $487,007 as compared to $ 0 for the nine months ended September 30, 1998. The 4% incentive management fees were earned with the August 10, 1999 distribution as each Limited Partner has received cumulative cash distributions equal to his capital contributions.

     The net effect of the above revenue and expense items resulted in a net income of $6,384,806 for the nine months ended September 30, 1999, compared to a net income of $312,200 for the three months ended September 30, 1998 before Equity in Income of Partnerships. During the nine month period ended September 30, 1999, the Partnership sold its 40% interest in the Federal Paper Board. This resulted in Equity in Income of Partnerships of $9,822,406 for the nine months ended September 30, 1999 as compared to $601,578 for the nine months ended September 30, 1998. This resulted in a net income of $16,207,212 for the nine months ended September 30, 1999 as compared to a net income of $913,778 for the nine months ended September 30, 1998.

     During the nine months ended September 30, 1999, the Partnership did not incur any additional borrowing and made $4,708,863 of principal payments on notes.

   Three Months Ended September 30, 1999, Compared to Three Months Ended September 30, 1998

      Rental income decreased to $917,649 for the three months ended September 30, 1999 as compared to rental income of $1,115,803 for the three months ended September 30, 1998. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income increased for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. This was due to a higher level of cash available for investment.

      Interest  expense  decreased to $41,931 for the  three  months  ended
September  30,  1999, as compared to $294,483 for the  three  months  ended
September 30, 1998. This decrease was due to an average lower level of debt. Depreciation expense decreased for the three months ended September 30, 1999 versus 1998. This decrease was primarily due to equipment coming off lease or being sold in the intervening period.

     During the three months ended September 30, 1999, incentive management fees were $487,007 as compared to $ 0 for the three months ended September 30, 1998. The 4% incentive management fees were earned with the August 10, 1999 distribution as each Limited Partner has received cumulative cash distributions equal to his capital contributions.

     The net effect of the above revenue and expense items resulted in a net loss of $344,468 for the three months ended September 30, 1999, compared to a net income of $431,512 for the three months ended September 30, 1998 before Equity in Income of Partnerships. During the three month period ended September 30, 1999, the Partnership sold its 40% interest in the Federal Paper Board. This resulted in Equity in Income of Partnerships of $9,421,354 for the three months ended September 30, 1999 as compared to $200,526 for the three months ended September 30, 1998. This resulted in a net income of $9,076, 886 for the three months ended September 30, 1999 as compared to a net income of $ 431,512 for the three months ended September 30, 1998.

  Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at September 30, 1999, future rental income, interest income, and sales proceeds.

For the nine months ended September 30, 1999, the Partnership had a net income of $16,207,212. After adjusting net income during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash provided by operating activities was $10,960,825. Cash provided by investing activities consisted primarily of $15,843,672 from the sale of an Investment in Partnership and distributions from partnerships of $1,294,514. Other cash provided by investing activities were $1,469,819 from the sale of options and $1,010,089 from the sale of rental equipment. Cash used in investing activities was $1,571,598 for the purchase of equipment held for sale. Cash used in financing activities was $4,708,863 in payment of notes payable and to pay cash distributions to limited and general partners of $26,956,837. In total, during the nine months ending September 30, 1999, Cash and Cash Equivalents decreased $2,655,644 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of September 30, 1999, of $1,046,807.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at September 30, 1999, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.


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


                              Cypress Equipment Fund II, Ltd.
                              RJ Leasing - 2, Inc.
                              Administrative General Partner




Date: November 12, 1999              By:  /s/J. Davenport Mosby, III
                                         J. Davenport Mosby, III
                                         President


Date:  November 12, 1999             By:  /s/John McDonald
                                         John McDonald
                                         Vice President


Date:  November 12, 1999             By:  /s/Christa Kleinrichert
                                         Christa Kleinrichert
                                         Secretary and Treasurer