Form 10-K
period 1999-12-31
CYPRESS EQUIPMENT FUND II LTD
filed 2000-06-16
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC. 20549-1004

                                 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 1999

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
Number of shares outstanding of each of Registrant's classes of securities:
                                               Number of Units
   Title of Each Class                       at December 31, 1999
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

Item 2.   PROPERTIES

     The Registrant commenced operations in June 1992, and as of December 31, 1999, the original cost of Equipment owned by the Partnership was $13,034,322. Equipment and related information consist of the following:

                                                           FUTURE REVENUE
                                LEASE                       OF REMAINING
                              MATURITIES     ACQUISITION    LEASE TERM AT
         EQUIPMENT           AT 12/31/99         COST         12/31/99
--------------------------  -------------    ---------------- -----------
Tank Barges                 December 1999        3,623,484             0

2 Aircraft                  November
                            2003- June           3,625,392     1,250,000
                            2004

Aircraft                    January 2000         1,047,892        36,000

Machine Tools               Sept. 1999 -           680,825       142,304
                            September
                            2001
Offlease:

Aircraft                                         1,812,694

Rail Cars                                        2,244,035
                                              ------------   -----------
TOTAL                                         $ 13,034,322   $ 1,428,304
                                              ============   ===========


    The lessees and the percentages of total equipment owned are as follows:

                                              % of All
                                              Equipment
                                                Owned
                                                -----
               Lone Star Airlines                28%
               Dow Chemical Company              28%
               Merlin Express                     8%
               Alliant Technology                 5%
               Equipment Held for Sale           31%
                                                ----
                                                100%
                                                ====

     The Partnership paid $3,118,969 for the right to obtain title to a specialty tug and barge on December 30, 2002, at the expiration of the lease.

     The Partnership is also a 50% partner in one other partnership with a current net investment of $317,828.

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

   On July 28, 1999 Cypress Equipment Fund II, LTD filed a lawsuit in Marin County Superior Court against Ally Capital Partners I, L.P., Ally Capital Holdings, Inc. and ETL Partners, L.P. (the two general partners of Ally Capital Partners I) and E. Tod Lindner (the general partner of ETL Partners). The suit stemmed from Ally Capital Partners' breach of contract for the lease of 50 Automated Teller Machines from Cypress, and Ally Capital Partners' continued wrongful use and possession of the ATMs. Cypress seeks $335,199.36 in past rent due, $42,737.92 in late charges, $708,265.70 in liquidated damages, plus attorneys fees and prejudgment interest. Cypress has entered the default of Ally Capital Holdings,Inc. The case is currently in Court-ordered mediation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1999.


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

         (b)                                   Approximate number of
          equity security holders:


                                         Number of Record Holders
  Title of Each Class                     as of December 31, 1999

Units of Limited Partnership Interest                  1,979
General Partner Interests                                  3



Item 6.   SELECTED FINANCIAL DATA

                  1999        1998       1997        1996         1995
Total
Revenues       $ 6,823,242  $ 8,736,573 $ 6,606,199 $10,605,555  $ 7,119,741

Net Income     $11,551,809  $ 4,560,365 $ 1,479,260 $ 4,472,073  $ 1,550,265

Total Assets   $14,553,255  $33,822,260 $47,348,906 $49,121,339  $39,309,444

Notes Payable  $ 1,500,921  $ 6,497,730 $19,084,905 $18,628,741  $ 9,900,879

Distributions
to Limited
Partners Per
Weighted
Average
Limited
Partnership
Unit
Outstanding    $    750.98  $    150.00 $    100.00 $    100.00  $    109.21

Earnings Per
Weighted
Average
Limited
Partnership
Unit
Outstanding    $    313.59  $    123.80 $     40.16 $    121.40  $     42.08

     The selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Rental income decreased from $4,803,888 for the year ended December 31, 1998, to $3,066,577 for the year ended December 31, 1999. Equipment which was sold provided $1,715,938 less revenue in 1999 than in 1998. There was a net decrease of $21,373 in revenues of leases that were in place. Interest income increased during the year ended December 31, 1999, as compared to the year ended December 31, 1998, because of higher interest rates and the Partnership had a higher average balance of cash for investment. The equity in income in Partnerships decreased from $1,242,123 for the period ended December 31, 1998 to $662,349 for the period ended December 31, 1999.

     Interest expense decreased from $1,424,978 for the year ended December 31, 1998, to $225,651 for the year ended December 31, 1999. This decrease primarily resulted from a decreased average level of debt during the period.

  Management fee expense decreased from $299,802 for the year ended December 31, 1998, to $65,351 for the year ended December 31, 1999 due mainly to decreased rental revenues. Incentive management fees increased from $0 for the year ended December 31, 1998, to $516,477 for the year ended December 31, 1999. The 4% incentive management fee was earned with the August 10, 1999, distribution as each Limited Partner has received cumulative cash distributions equal to his capital contribution. Equipment resale fees increased from $0 for the year ended December 31, 1998 to $1,970,078 for the year ended December 31, 1999. The Equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date.

     During the year ended December 31, 1999, rental equipment with a book value of $4,896,557 was sold for $3,319,276 resulting in a loss on sale of $1,577,281. During the same period, the option that was to become available in January 2000 was exercised. In February 1999 the lessee, General Chemical Partners, was granted an early lease termination and the option was exercised. General Chemical (Soda Ash) Partners purchased 624 rail cars producing a gain on sale of $1,845,048 for the Partnership. The remaining 57 cars on this option were purchased by Southern Illinois Railcar Company in December 1999 producing an additional gain on sale of $39,424. These transactions netted the Partnership a $307,191 gain on the sale of rental equipment.

     During the year ended December 31, 1999, Equipment Held For Sale with a book value of $3,672,601 was sold for $7,950,000 less $212,052 for sales related expenses resulting in a net gain on sale of $4,065,348. During this period an option on railcars was exercised. This purchase of $2,244,035 increased Equipment Held For Sale. An off lease aircraft was transferred to Equipment Held For Sale at a book value of $688,043.
This equipment is currently being remarketed.

     The partnership had a loss of $861,681 in writing off a direct financing lease.

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

     Depreciation and amortization expense decreased $1,046,168 for the year ended December 31, 1999 versus the year ended December 31, 1998, due to an average depreciable basis of equipment of $28,744,000 during 1998 versus an average of $16,115,000 during 1999.

     The net effect of the above revenue and expense items resulted in a net income of $11,551,809 for the year ended December 31, 1999, compared to a net income of $4,560,365 for the year ended December 31, 1998.

     Notes payable decreased $4,996,809 during the year ended December 31, 1999, due to deferred interest of $148,721 and $5,145,530 of principal payments on notes.

Liquidity and Capital Resources

     The primary sources of funds for the year ended December 31, 1999, were $9,406,326 from operating activities, $15,810,422 from the sale of the Partnership's interest in a partnership, $12,116,236 from the sale of rental equipment and $1,332,424 in distributions from other partnerships. These sources were used primarily for $5,145,530 of notes payments and $27,664,114 of distributions. As of December 31, 1999, the Partnership had $2,680,389 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to make distributions and meet administrative expenses. These short-term needs will be funded by cash from 2000 operations and Cash and Cash Equivalents at December 31, 1999.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     The cash balance at December 31, 1999, was $2,680,389. The Partnership had net income of $11,551,809 and after adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash provided by operating activities was $9,406,326. Cash provided by investing activities totaled $22,384,306. Cash used in financing activities was primarily to make payments of notes payable of $5,145,530 and distributions of $27,664,114.

     Actual cash distributions were $27,664,114 in 1999 and $5,525,603 in 1998.

     The Partnership anticipates that funds from operations in 2000 will be adequate to cover all 2000 operating contingencies.

                       INDEPENDENT AUDITOR'S REPORT

To the Partners of
  Cypress Equipment Fund II, Ltd.

     We have audited the accompanying balance sheets of Cypress Equipment Fund II, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Equipment Fund II, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                             /s/ Spence, Marston, Bunch, Morris & Co.

                             SPENCE, MARSTON, BUNCH, MORRIS & CO.
                             Certified Public Accountants
Clearwater, Florida
April 30, 2000

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CYPRESS EQUIPMENT FUND II, LTD.
                              BALANCE SHEETS
                               DECEMBER 31,
                                                  1999           1998
                                                  ----           ----
ASSETS
Rental Equipment, at Cost                      $  8,977,593    $ 23,253,102
  Less:  Accumulated Depreciation                (4,021,698)    (11,192,367)
                                              -------------   -------------
                                                  4,955,895      12,060,735

Rental Equipment Held for Sale                    2,932,078       3,672,601
Deposit on Equipment                              3,118,969       3,118,969
Options                                                   0       2,282,246
Investment In Partnerships                          317,828       7,495,781
Net Investment in Direct Financing Lease                  0         840,731
Deferred Debt Costs (Net of Accumulated
Amortization of $26,559 and $29,214,
Respectively)                                         1,000           8,366
Rent and Sales Proceeds Receivable                  524,848         537,135
Accounts Receivable - General                             0           5,508
Prepaid Expense                                      22,248          97,737
Cash and Cash Equivalents                         2,680,389       3,702,451
                                               ------------    ------------
    Total Assets                               $ 14,553,255    $ 33,822,260
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                                  $  1,500,921    $  6,497,730
Payable to:  General Partners                     2,012,014         101,308
             Others                                 433,953         451,612
Interest Payable                                          0          48,187
Unearned Revenue                                     18,258          23,009
                                              -------------   -------------
    Total Liabilities                             3,965,146       7,121,846
                                              -------------   -------------
Partners' Equity:
Limited Partners (36,469 units outstanding
at December 31, 1999 and 1998)                   10,801,153      26,752,336
General Partners                                   (213,044)        (51,922)
                                              -------------   -------------
    Total Partners' Equity                       10,588,109      26,700,414
                                              -------------   -------------
    Total Liabilities and Partners' Equity     $ 14,553,255    $ 33,822,260
                                              =============   =============

The accompanying notes are an integral part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31,
                                    1999           1998           1997
                                    ----           ----           ----
Revenues:
Rental Income                     $ 3,066,577    $ 4,803,888    $ 5,770,536
Interest Income                       245,807        200,738        270,617
Gain on Sale of
 Rental Equipment                     307,191      3,092,697              0
Gain on Sale of Rental
Equipment Held for Sale             4,065,348        639,250        565,046
Write Down
 of Equipment                        (861,681)             0              0
                                  -----------   ------------   ------------
Total Revenues                      6,823,242      8,736,573      6,606,199
                                  -----------   ------------   ------------
Operating Expenses:
Management Fees-General
Partners                               65,351        299,802        288,328
Incentive Management Fee -
 General Partner                      516,477              0              0
Equipment Resale Fee -
 General Partner                    1,970,078              0              0
General & Administrative:
  Affiliate                            54,517         57,804         69,281
  Other                               872,992      1,058,425        415,486
Interest Expense                      225,651      1,424,978      1,557,497
Depreciation and Amortization       1,531,154      2,577,322      3,338,536
                                 ------------    -----------     ----------
  Total Operating Expenses          5,236,220      5,418,331      5,669,128
                                 ------------    -----------     ----------
Net Income Before Equity in
Income of Partnerships              1,587,022      3,318,242        937,071

Equity in Partnerships                662,349      1,242,123        542,189
Gain on Sale of Investment in
Partnership                         9,302,438              0              0
                                 ------------   ------------   ------------
Net Income                        $11,551,809   $  4,560,365   $  1,479,260
                                 ============   ============   ============
Allocation of Net Income:
  Limited Partners                $11,436,291   $  4,514,761   $  1,464,467
  General Partners                    115,518         45,604         14,793
                                 ------------   ------------   ------------
                                  $11,551,809   $  4,560,365   $  1,479,260
                                 ============   ============   ============
Net Income per $1,000 Limited
Partnership Unit Outstanding      $    313.59   $     123.80   $      40.16
                                 ============   ============   ============
Number of Limited Partnership
Units                                  36,469         36,469         36,469
                                 ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                  Limited        General         Total
                                 Partners'      Partners'      Partners'
                                  Equity         Deficit         Equity
                                 --------       --------        --------
Balance at December 31, 1996     $29,890,358      $ (20,234)    $29,870,124

Net Income - 1997                  1,464,467         14,793       1,479,260

Distributions - 1997              (3,646,900)       (36,832)     (3,683,732)
                                ------------      ---------     -----------
Balance at December 31, 1997      27,707,925        (42,273)     27,665,652


Net Income - 1998                  4,514,761         45,604       4,560,365

Distributions - 1998              (5,470,350)       (55,253)     (5,525,603)
                                 -----------      ---------    ------------
Balance at December 31, 1998      26,752,336        (51,922)     26,700,414


Net Income - 1999                 11,436,291        115,518      11,551,809

Distributions - 1999             (27,387,474)      (276,640)    (27,664,114)
                                ------------     ----------    ------------
Balance at December 31, 1999     $10,801,153      $(213,044)    $10,588,109
                                ============    ===========    ============


                The accompanying notes are an integral part
                      of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31,
                                      1999          1998          1997
                                      ----          ----          ----
Cash Flows from Operating
Activities:
 Net Income (Loss)                 $11,551,809    $ 4,560,365   $ 1,479,260
 Adjustments to Reconcile Net
 Income (Loss) to Net Cash
 Provided by Operating
 Activities:
  (Gain)Loss on Sale of Equipment     (307,191)    (3,092,697)            0
  Depreciation and Amortization      1,531,154      2,577,322     3,338,536
  Deferred Interest on Notes
  Payable                              148,721        246,744       606,257
  Write Down of Equipment              861,681              0             0
  Equity in Income of Investment
  In Partnerships                     (662,455)    (1,242,123)     (542,189)
  (Gain) on Sale of Investment
   in Partnership                   (9,302,438)             0             0
  Changes in Operating Assets
  and Liabilities:
   Decrease in Rental Equipment
   Held for Sale                     3,672,601        432,472        20,043
   (Increase) Decrease in Rent
   Receivable                           (8,663)       200,468       (79,087)
   (Increase) Decrease in
    Accounts Receivable Other            5,508          6,492        (8,691)
   (Increase) Decrease in
   Prepaid Expenses                    75,489          22,733       (17,851)
   Increase (Decrease) in
   Interest Payable                   (48,187)        (93,593)       19,311
   Increase (Decrease) in
   Payable to:
    General Partners                1,910,706         (86,635)     (198,424)
    Affiliates                              0               0       (11,393)
    Other                             (17,658)        182,986       166,568
  Increase (Decrease) in
   Unearned Revenue                    (4,751)         23,009          (187)
                                  -----------    ------------  ------------
     Net Cash Provided by
     Operating Activities           9,406,326       3,737,543     4,772,153
                                  -----------    ------------  ------------
Cash Flows from Investing
Activities:
 Purchases of Rental Equipment               0       (345,456)   (1,259,580)
 Deposit on Equipment                        0              0        (9,420)
 (Purchase)Decrease of Direct
 Financing Lease                             0         26,369      (867,100)
 Investment in Partnerships                  0        (20,682)   (1,541,765)
 Distributions Received              1,332,424      3,744,439       868,175
 (Exercise) Sale of Options         (6,880,009)             0       748,406
 Proceeds from Sale of Equipment    12,116,236     10,430,101             0
 Sale Federal Paper Board           15,810,422              0             0
 Proceeds from Casualty of
 Option                                  5,733              0         2,966
  (Increase) Decrease in Sales
  Proceeds Receivable                        0              0         1,483
                                   -----------    -----------   -----------
     Net Cash Provided by (Used
     In) Investing Activities       22,384,806     13,834,771    (2,056,835)
                                   -----------    -----------   -----------
Cash Flows from Financing
Activities:
 Proceeds from Notes Payable                 0              0     8,658,151
 Payment of Notes Payable           (5,145,530)   (12,833,920)   (8,808,244)
 (Increase) Decrease in Deferred
 Debt Costs                             (3,550)         9,548       (72,748)
 Distributions to Partners         (27,664,114)    (5,525,603)   (3,683,732)
                                  ------------    -----------   -----------
     Net Cash Used In
     Financing Activities       (32,813,194)   (18,349,975)   (3,906,573)
                                  ------------    -----------   -----------
Decrease in Cash and
Cash Equivalents                    (1,022,062)      (777,661)   (1,191,255)

Cash and Cash Equivalents at
Beginning of Period                  3,702,451      4,480,112     5,671,367
                                  ------------    -----------   -----------
Cash and Cash Equivalents at End
of Period                          $ 2,680,389    $ 3,702,451   $ 4,480,112
                                  ============    ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                       $  125,117   $ 1,271,827     $  931,930
                                  ============   ===========    ===========
Non-Cash Activities:

Notes Payable in 1997 were increased by $606,257, the amount of Deferred Interest on Notes Payable.

Notes Payable in 1998 were increased by $246,744 the amount of Deferred Interest on Notes Payable.

Notes Payable in 1999 were increased by $148,721 the amount of Deferred Interest on Notes Payable.

In 1999, an option was exercised decreasing Options and increasing Equipment Held for Sale by $672,437.

In 1999, Leased Equipment with a cost of $1,812,694 and a net book value of $688,043 was transferred to Equipment Held for Sale.

In 1999, the Investment in a Direct Financing Lease was written down to $0.

                The accompanying notes are an integral part
                      of these financial statements.

                      Cypress Equipment Fund II, Ltd.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

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

   Cash distributions, subject to payment of the equipment management fees and incentive management fees, and profits and losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partners. Once each Limited Partner has received cumulative cash distributions equal to his capital contributions, an incentive management fee equaling 4% of cash available for distributions will be paid to the General Partners. When each Limited Partner has received cumulative cash distributions equal to his capital contributions plus an amount equal to 8% of adjusted capital contributions per annum, an incentive management fee equaling 23% of cash available for distributions will be paid to the General Partners.

   As of December 31, 1999, the Partnership has received Limited and General Partner capital contributions of $36,469,000 and $2,000, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

   The Partnership utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized as obligations are incurred.

Cash and Cash Equivalents

   It is the Partnership's policy to include all money market funds and FTN Repurchase Agreements in Cash and Cash Equivalents.

Concentration of Credit Risk

   Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash investments and rents receivable. The cash investments are placed in high credit quality financial institutions and in a money market mutual fund that is managed by a wholly owned subsidiary of Raymond James Financial, Inc. The Partnership receives rental income exclusively from lessees. Management does not believe that significant credit risk exists in relation to these accounts at December 31, 1999.

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

     In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, the Fund reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no write-downs required during 1999.

     Direct Financing Lease

     The Partnership wrote down its Investment in Direct Financing Lease to $0 due to default by the lessee, control of, and location of the equipment. See Note 12.

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

Equipment Held for Sale

   The Partnership's policy is to transfer off-lease equipment that is held for sale to Equipment Held for Sale at the lower of its net book value or its market value. If the value of the equipment subsequently declines, the carrying amount is adjusted.

Income Taxes

   Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the Partners in their individual income tax returns. Accordingly, no provision for such taxes has been made.

Per Unit Computations

   Per unit computations are based on 36,469 of $1,000 limited partnership units outstanding for 1999, 1998, and 1997, respectively.

Reclassification

   For comparability, 1997 figures have been reclassified where appropriate to conform to the financial statement presentation used in 1998 and 1999. The following amounts on the 1997 Statement of Operations have been reclassified to Equity in Income of Partnerships: Lease Revenue $267,922; Interest Expense $24,627; and Depreciation $207,654. These reclassifications had no effect on net income or partners' capital for the year.

NOTE 3 - RELATED PARTY TRANSACTIONS

General Partners

   The General Partners have contributed a total of $2,000 to the Partnership.

   In accordance with the terms of the Limited Partnership Agreement, the Administrative and Managing General Partners were paid or had accrued acquisition fees of $43,525, $0, and $116,352 for services related to locating and leasing equipment (2.85% of the purchase price); equipment management fees of $65,351, $299,802, and $288,328, (5% of gross rentals from rental equipment subject to operating leases, 2% of gross rentals from rental equipment subject to full payout leases, or 1% of gross rentals from rental equipment subject to operating leases for which the Administrative and Managing General Partners arrange for and actively supervise the performance of services); incentive management fees of $516,477, $0, $0; resale fees of $1,970,078,$0,$0 in 1999, 1998, and
1997, respectively. Gross rentals for purposes of calculating equipment management fees include cash revenues received by the Partnership subsequent to the date of purchase including cash revenues that relate to periods prior to the date of purchase. General Partner distributions were $276,640, $55,253, and $36,832 for 1999, 1998, and 1997, respectively.

Affiliates of the General Partner

   The following amounts were paid or accrued to affiliates of the General
Partners: $54,517 in 1999, $57,804 in 1998, and $69,281 in 1997 for
reimbursement of general and administrative expenses on an accountable basis.

NOTE 4 - LEASES

   The initial lease terms of the equipment are generally 5 to 25 years. Future minimum rentals to be received from the operating leases at December 31, 1999, are as follows:

                    Year Ending
                    December 31,                   Amount
                    ------------                ------------
                      2000                      $    443,798
                      2001                           334,506
                      2002                           300,000
                      2003                           287,500
                      2004                            62,500
                      Thereafter                           0
                                                ------------
                                                $  1,428,304
                                                ============

NOTE 5 - OPTIONS

   During 1995, the partnership purchased three options to acquire equipment at the termination of the current leases. The Partnership accounted for these options at costs of $748,405, $674,124, and $1,608,122. The exercise dates are July 1997, August 1999, and January 2000 with exercise prices of $566,684, $1,535,122, and $5,107,500, respectively. In July 1997 the Partnership exercised the option and paid the strike price of $566,686. The equipment was immediately sold and the partnership realized a net gain of $548,588.

   In August 1999, the partnership exercised the second option and paid the strike price of $1,535,122. The equipment is currently being re-marketed. (See Subsequent Events - Note 11) During the year ended December 31, 1999, the third option that was to become available in January 2000 was exercised. In February 1999 the lessee, General Chemical Partners, was granted an early lease termination and General Chemical (Soda Ash) Partners purchased 624 rail cars producing a gain on sale of $1,845,048 for the Partnership. The remaining 57 cars on this option were purchased by Southern Illinois Railcar Company in December 1999 producing an additional gain on sale of $39,424.


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

     During 1999 the Partnership sold its 40% interest in a partnership, which owns a recovery boiler facility, used in the production of wood pulp and on lease to International Paper.

     The following is a summary of the Investment in Partnerships:

                                     December 31, 1999  December 31, 1998
                                     -----------------  -----------------
Investment in Federal Paper Board          $          0        $  8,859,010
Cumulative Distributions                              0          (3,134,155)
Cumulative Equity in Income                           0           1,433,657
                                           ------------        ------------
Net Investment                             $          0        $  7,158,512
                                           ============        ============

Investment in Cypress Access
Container                                  $  1,481,879        $  1,481,879
Acquisition Expense                              48,506              48,506
Cumulative Distributions                     (1,774,591)         (1,579,412)
Cumulative Equity in Income                     562,034             386,296
                                           ------------        ------------
Net Investment                             $    317,828        $    337,269
                                           ============        ============


Total Investment in Partnerships           $    317,828        $  7,495,781
                                          =============       =============

SUMMARIZED BALANCE SHEET:
CYPRESS ACCESS CONTAINER PARTNERS     DECEMBER 31, 1999    DECEMBER 31, 1998
---------------------------------    ------------------    ------------------
ASSETS:
  Cash                                     $      3,131          $     2,693
  Rent Receivable                                68,926              150,350
  Other receivable                              106,090              417,044
  Containers, net of accumulated
  depreciation                                  614,696            1,134,171
  Organization costs, net of
  accumulated amortization                       16,430               43,752
                                           ------------         ------------
   Total Assets                            $    809,273          $ 1,748,010
                                           ============         ============
LIABILITIES AND PARTNERS' EQUITY:
  Accrued Expenses                         $      2,948          $    11,479
  Note Payable                                  266,025            1,157,349
  Partner's Equity - Access                     270,150              289,591
  Partner's Equity - Cypress                    270,150              289,591
                                           ------------         ------------
   Total Liabilities and
Partners' Equity                           $    809,273          $ 1,748,010
                                          =============          ============

SUMMARIZED STATEMENT OF OPERATIONS:
Rental Income                               $   370,557         $   765,145
Gain on Sale of Containers                      256,230             474,873
Interest Income                                     211                 257
                                          -------------         -----------
    Total Income                                626,998           1,240,275
                                          -------------         -----------
Expenses:
  General & Administrative                        4,583               7,777
  Interest Expense                               48,284             104,626
  Depreciation & Amortization                   222,657             337,782
                                           ------------         -----------
    Total Expenses                              275,524             450,185
                                           ------------         -----------
         Net Income                         $   351,474          $  790,090
                                           ============         ===========
Other Partner's Share of Net
Income                                      $   175,737          $  395,045
Cypress' Share of Net Income                    175,737             395,045
                                            -----------           ----------
                                            $   351,474           $  790,090
                                            ===========           ==========


SUMMARIZED BALANCE SHEET:
       FEDERAL PAPER BOARD          DECEMBER 31, 1999    DECEMBER 31, 1998
        ------------------          -----------------    -----------------
ASSETS:
Equipment, net of accumulated
depreciation                               $         0          $ 7,248,728
                                           -----------          -----------
                                           $         0          $ 7,248,728
   Total Assets                           ============         ============

LIABILITIES AND PARTNERS' EQUITY:
Unearned Revenue                           $         0          $   225,524
                                          ------------         ------------
   Total Liabilities                                 0              225,524
                                          ------------         ------------
Partners' Equity - Cypress                           0            7,158,512
Partners' Equity - Other                             0             (135,308)
                                          ------------         ------------
   Total Partners' Equity                            0            7,023,204
                                          ------------         ------------
Total Liabilities and Partners'
Equity                                     $         0          $ 7,248,728
                                          ============         ============

SUMMARIZED STATEMENT OF OPERATIONS:
Rental income                              $         0         $ 5,412,569

Depreciation expense                                 0           1,317,950
Interest expense                                     0                   0
Amortization expense                                 0                   0
                                          ------------        ------------
  Net Income                               $         0         $ 4,094,619
                                          ============        ============
Other partners' share of Net               $         0         $ 3,247,541
Income                                               0             847,078
Cypress' share of Net Income              ------------        ------------
                                           $         0         $ 4,094,619
                                          ============        ============

NOTE 8 - NOTES PAYABLE

     Notes payable consist of the following:
                                              December 31,    December 31,
                                                  1999            1998
                                               -----------    ------------
Non-recourse notes payable secured by
equipment with fixed interest rates of 5% to
16 5/8% and maturities in 1999.                 $         0     $   489,844

Non-recourse note payable secured by
equipment, original terms of 72 months each,
no payments for the first 48 months with the
accruing interest converted to additional
principal, then fully amortizing over the
remaining 24 months, with a fixed interest
rate of 7.85% and final maturity in 2000.                 0       1,501,267

Recourse notes payable secured by assets of
the Partnership, original terms of 52 to 56
months, no payments due until maturity with
the accruing interest converted to
additional principal, with fixed interest
rate of 10% and final maturity in 2000.
$150,244 is expected to be converted to                   0       1,692,863
principal.

Recourse note secured by assets of the
Partnership with a floating rate of
commercial paper rate + 3.5% up to and
including 3/16/98, and thereafter a floating
rate of commercial paper rate + 4% with a
maturity in 1999.  The interest rate as of
December 31, 1998 was 8.95%.                              0         956,699

Recourse non-revolving line of credit
secured by equipment with a floating rate of
"Prime Rate" + .75% with maturity in 2002.
The interest rate as of December 31, 1998
was 8.5%.                                                 0         455,931

Non-recourse note payable secured by
residual proceeds after lease termination in
2002 with fixed interest rate of 7%. Interest
is added to principal.                            1,500,921       1,401,126
                                                -----------     -----------
TOTAL                                           $ 1,500,921     $ 6,497,730
                                                ===========     ===========

The aggregate amounts of principal payments due in the years after December 31, 1999 are : 2000 - $0; 2001 - $0; 2002 - $0 and 2003 - $1,500,921.

NOTE 9 - TAXABLE INCOME

     The Partnership's taxable income/(loss) differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is reconciliation between net income as reported and Partnership income (loss) for tax purposes:
                                     1999          1998           1997
                                     ----          ----           ----
Net income per financial
statements                         $11,551,809   $ 4,560,365    $ 1,479,260

Tax gain in excess of (less
than) financial gain on sale of
equipment                            1,850,896     1,338,921         (3,774)

(Additional) less tax
depreciation                            36,803      (672,679)      (960,164)

Adjustment to Direct Financing
Lease from tax to financial
statements                             861,681       245,901         42,541

Other Adjustments                     (106,514)        6,864         (6,496)

Additional taxable gains
(losses) from Investment in
Partnerships                         1,625,173      (360,349)      (830,585)
                                    ----------  ------------   ------------
Partnership income (loss) for
tax purposes                       $15,819,848   $ 5,119,023    $  (279,218)
                                   ===========  ============   ============

NOTE 10 - MAJOR LESSEE INFORMATION

      Four leases accounted for $1,485,940, $507,870, $349,563 and $287,500 of the rental income for the year ended December 31, 1999. Four leases accounted for $1,879,121, $940,749, $634,395 and $609,444 of rental income for the year ended December 31, 1998. Four leases accounted for $2,012,983, $1,075,911, $988,251 and $609,534 for the year ended December
31, 1997.

NOTE 11 - SUBSEQUENT EVENTS

     On January 31, 1999, the Partnership paid distributions of $4,665,955 to the Limited Partners and $307,091 to the General Partners.

     On January 12, 2000, the Partnership sold equipment with an original cost of $3,623,484 for $2,382,632.

     On February 11, 2000, the Partnership sold equipment with an original cost of $2,244,035 for a net sales price of $2,625,041.

     On March 30, 2000, the Partnership sold equipment with an original cost of $1,047,892 for $1,020,000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     On July 28, 1999 Cypress Equipment Fund II, LTD filed a lawsuit in Marin County Superior Court against Ally Capital Partners I, L.P., All Capital Holdings, Inc. and ETL Partners, L.P. (the two general partners of Ally Capital Partners I) and E. Tod Lindner (the general partner of ETL Partners). The suit stemmed from Ally Capital Partners' breach of contract for the lease of 50 Automated Teller Machines from Cypress, and Ally Capital Partners' continued wrongful use and possession of the ATMs. Cypress seeks $335,199.36 in past rent due, $42,737.92 in late charges, $708,265.70 in liquidated damages, plus attorneys fees and prejudgment interest. Cypress has entered the default of Ally Capital Holdings, Inc. The case is currently in Court-ordered mediation. Due to the uncertainty of the mediation, no contingency has been recorded in the financial statements.


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The General Partners of Cypress Equipment Fund II, Ltd., as purchasers of Partnership units, own 0 units of the outstanding securities of the Partnership as of December 31, 1999. Directors and officers of the General Partners of Cypress Equipment Fund II, Ltd. own 0 units of the outstanding securities of the Partnership as of December 31, 1999.

     The Registrant is a Limited Partnership and therefore does not have voting securities. To the knowledge of the Partnership, no person owns of record, or beneficially, more than 5% of the Partnership's outstanding units.

Item 13.   Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of the Partnership. The amounts and kinds of compensation and fees are described on pages 19 through 23 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended December 31, 1999, 1998, and 1997.

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
       28.35   PURCHASE AGREEMENT dated as of
               February 1, 1995, between Cypress
               Equipment Fund II, Ltd., a Florida
               limited partnership ("Seller"), and
               Helm-Atlantic Associates Limited
               Partnership, a Delaware limited
               partnership ("Purchaser").  (This
               Purchase Agreement pertains to
               seventeen (17) of the nineteen (19)
               sold locomotives.)                               **
       28.36   ASSIGNMENT AND ASSUMPTION AGREEMENT
               dated as of June 1, 1995, by and
               between Cypress Equipment Fund II,
               Ltd., a Florida limited partnership
               ("Seller"), and Helm-Atlantic
               Associates Limited Partnership, a
               Delaware limited partnership
               ("Purchaser").                                   **
       28.37   ASSIGNMENT OF LEASE dated as of June
               1, 1995, by and between Cypress
               Equipment Fund II, Ltd., a Florida
               limited partnership ("Seller"), and
               Helm-Atlantic Associates Limited
               Partnership, a Delaware limited
               partnership ("Purchaser").                       **
       28.38   PURCHASE AGREEMENT dated as of
               February 1, 1995, between Cypress
               Equipment Fund II, Ltd., a Florida
               limited partnership ("Seller"), and
               Helm-Atlantic Associates Limited
               Partnership, a Delaware limited
               partnership ("Purchaser").  (This
               Purchase Agreement pertains to two
               (2) of the nineteen (19) sold
               locomotives.)                                    **
       28.39   Purchase Agreement dated as of April
               17, 1995, between Varilease
               Corporation, a Michigan corporation
               ("Seller"), and Cypress Equipment
               Fund II, Ltd., a Florida limited
               partnership ("Buyer").                           **
       28.40   Bill of Sale and Assignment dated
               April 28, 1995, between Varilease
               Corporation, a Michigan corporation
               "Seller"), and Cypress Equipment Fund
               II, Ltd., a Florida limited
               partnership ("Buyer").                           **
       28.41   Consent and Agreement dated April 28,
               1995, between IBJ Schroder Leasing
               Corporation, a New York corporation
               ("Schroder"), and Cypress Equipment
               Fund II, Ltd. ("Cypress").                       **
       28.42   Escrow Agreement dated April 17,
               1995, between Varilease Corporation,
               a Michigan corporation ("Seller"),
               Cypress Equipment Fund II, Ltd., a
               Florida limited partnership
               ("Buyer"), and Griffinger, Freed,
               Heinemann, Cook & Foreman ("Escrow
               Agent").                                         **
       28.43   Bill of Sale and Assignment
               (Remaining Interest) dated January 1,
               1996, between Varilease Corporation,
               a Michigan corporation ("Seller"),
               and Cypress Equipment Fund II, Ltd.,
               a Florida limited partnership
               ("Buyer").                                       **
       28.44   Assignment and Assumption Agreement,
               dated as of December 30, 1996 (this
               "Agreement"), between NTFC Capital
               Corporation, a Delaware corporation
               (the "Seller"), and Cypress
               Equipment Fund, II, Ltd., a Florida
               limited partnership (the "Buyer").               **
       28.45   Amended and Restated Purchase
               Agreement No. 2 dated as of March
               13, 1996, between NTFC Capital
               Corporation (formerly named Northern
               Telecom Acceptance Corporation), the
               Seller, and Cypress Equipment Fund
               II, Ltd, the Buyer.                              **
       28.46   Promissory Note for Value Received
               dated as of December 30, 1996,
               between Cypress Equipment Fund II,
               Ltd., a Florida limited partnership
               ("Maker") promises and agrees to pay
               to the order of NTFC Capital
               Corporation, its successors, assigns
               or any subsequent holder of this
               Note (the "Holder") at its offices
               located at 220 Athens Way,
               Nashville, Tennessee, 37228-1314, or
               at such other place as may be
               designated in writing by Holder, in
               lawful money of the United States of
               America in immediately available
               funds, the principal amount of Two
               Million Six Hundred Eight Three
               Thousand Four Hundred Thirty Five
               ($2,683,435) together with interest
               thereon and other amounts due as
               provided below.                                  **
       28.47   Amended and Restated Security
               Agreement ("Security Agreement"),
               dated as of March 13, 1996, and made
               by Cypress Equipment Fund II, Ltd.,
               a Florida limited partnership, with
               offices located at One Sansome
               Street, Suite 1900, San Francisco,
               California, 94104, 415-951-4605
               (facsimile) (the "Debtor"), in favor
               of NTFC Capital Corporation, a
               Delaware corporation, with offices
               located at 220 Athens Way,
               Nashville, Tennessee 37228 ("Secured
               Party").                                         **
       28.48   Participation Agreement dated as of
               July 15, 1982 among Federal Paper
               Board Company, Inc., Lessee,
               Riegelwood, Inc., Secured Note
               Issuer, The Bank of New York,
               individually and as Owner Trustee,
               North Carolina National Bank, as
               Indenture Trustee, Teachers
               Insurance and Annuity Association of
               America, Sun Life Assurance Company
               of Canada, Sun Life Assurance
               Company of Canada (U.S.), The North
               Atlantic Life Insurance Company of
               America, and Northern Life Insurance
               Company, Loan Participants, and EFH
               Leasing Corporation, BNY Leasing,
               Inc., and Northern Telecom
               Acceptance Corporation, as Owner
               Participants.                                    **
       28.49     Bill of Sale dated the 13th of May, 1999,
               Between State Street Bank and Trust
               Company ("Seller"); not in its
               individual capacity but solely as
               successor Trustee under a certain Trust
               Agreement dated as of December 30, 1970,
               between Edward C. Laber and Jane S.
               Kubiak as Trustees and Pennsylvania
               Power and Light Company (now PP&L,
               Inc.); Access Turbine Corporation
               ("Seller"); and Cypress Equipment Fund
               II, Ltd. ("Seller") and PP&L, Inc.
               ("Buyer").                                       **
       28.50   Purchase Agreement, dated as of July 15, 1999,
               is between Cypress Equipment Fund II, Ltd., a
               Florida limited partnership, and its Successors
               and permitted assigns (the "Seller"), and ICX
               Corporation, an Ohio corporation, and its
               successors and permitted assigns (the "Buyer").  **
       28.51   ASSIGNMENT AND ASSUMPTION AGREEMENT, dated
               July 29, 1999 (this "Agreement"), between
               Cypress Equipment Fund II, Ltd., a Florida limited
               partnership (the "Seller"), and ICX Corporation,
               an Ohio corporation (the "Buyer").               **
       28.52   This AMENDMENT NO. 2 TO LEASE, dated as of
               July 15, 1999 (this "Amendment"), is entered
               into by and between THE BANK OF NEW YORK, a New
               York banking corporation, not in its individual
               capacity, but Solely as trustee under the Trust
               Agreement, as lessor ("Lessor") and International
               Paper Company, a New York corporation, as
               successor by Merger to Federal Paper Board
               Company, Inc., a New York corporation, as
               lessee ("Lessee").                               **
       29      Information from reports furnished to
               state insurance regulatory
               authorities                                     ***

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

                                   Cypress Equipment Fund II, Ltd.


Date: June 12, 2000                 By:  /s/J. Davenport Mosby, III
                                        -----------------------------------
                                        J. Davenport Mosby, III
                                        President
                                        RJ Leasing - 2, Inc.
                                        A General Partner


Date: June 12, 2000                 By: /s/Stephen R. Harwood
                                        ---------------------------------
                                        Stephen R. Harwood
                                        President
                                        Cypress Equipment Management Corp. II


Date: June 12, 2000                  By: /s/ Alex A. Najjar
                                         ---------------------------------
                                        Alex A. Najjar
                                        Executive Vice President
                                        Cypress Equipment Management Corp.II



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Cypress Equipment Fund II, Ltd.


ATTEST:




By: /s/ Stephen R. Harwood              By:  /s/J. Davenport Mosby, III
--------------------------------        -----------------------------------
Stephen R. Harwood                      J. Davenport Mosby, III
President                               President
Cypress Equipment Management Corp.II    RJ Leasing - 2, Inc.