Form 10-Q
period 2000-03-31
CYPRESS EQUIPMENT FUND II LTD
filed 2000-06-26
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  March 31, 2000

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

                            YES     X        NO

                                        Number of Units at
     Title of Each Class                  March 31, 2000

Units of Limited Partnership
Interest:  $1,000 per unit                  36,469


                    DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1998 Form 10-K, filed with the
            Securities and Exchange Commission on June 12, 2000
            Parts III and IV - Form S-1 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-44119

PART I - Financial Information
  Item 1.  Financial Statements

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                              BALANCE SHEETS
                                               March 31,     December 31,
                                                  2000           1999
                                              (Unaudited)      (Audited)
ASSETS
Rental Equipment, at Cost                      $  4,306,218    $  8,977,593
  Less:  Accumulated Depreciation                 2,776,141      (4,021,698)
                                              -------------   -------------
                                                  1,530,077       4,955,895

Rental Equipment Held for Sale                      688,043       2,932,078
Deposit on Equipment                              3,118,969       3,118,969
Investment In Partnerships                          286,263         317,828
Deferred Debt Costs (Net of Accumulated
Amortization of $500 and $26,559
Respectively)                                           500           1,000
Rent and Sales Proceeds Receivable                   27,036         524,848
Prepaid Expense                                      30,910          22,248
Cash and Cash Equivalents                         3,966,763       2,680,389
                                               ------------    ------------
    Total Assets                               $  9,648,561    $ 14,553,255
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                                   $ 1,526,735    $  1,500,921
Payable to:  General Partners                     2,143,389       2,012,014
             Others                                  44,536         433,953
Unearned Revenue                                        258          18,258
                                              -------------   -------------
    Total Liabilities                             3,714,918       3,965,146
                                              -------------   -------------
Partners' Equity:
Limited Partners (36,469 units outstanding
at March 31, 2000 and December 31, 1999)          6,193,231      10,801,153
General Partners                                   (259,588)       (213,044)
                                              -------------   -------------
    Total Partners' Equity                        5,933,643      10,588,109
                                              -------------   -------------
    Total Liabilities and Partners' Equity     $  9,648,561    $ 14,553,255
                                              =============   =============
                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                   FOR THE THREE MONTHS ENDED MARCH 31,

                                      2000             1999
                                      ----             ----
Revenues:
Rental Income                        $    163,655    $   738,076
Interest Income                            40,050         45,864
Gain on Sale of Equipment                 121,144        467,025
Gain on Sale of Other                     372,679      1,864,988
                                     ------------   ------------
Total Revenues                            697,528      3,115,953
                                     ------------   ------------
Operating Expenses:
Management Fees-General                    34,078          7,815
Partners                                  259,961              0
Incentive Fees-General Partners           112,991              0
Resale Fees-General Partners
General and Administrative:                 3,726          2,093
  Affiliates                              102,022        199,428
  Other                                    25,814         92,980
Interest Expense                          100,316        480,970
Depreciation and Amortization        ------------   ------------
                                          638,908        783,286
  Total Operating Expenses           ------------   ------------

Net Income Before Equity in                58,620      2,332,667
Income of Partnerships

Equity in Income of                             0        200,526
Partnerships                         ------------   ------------
                                      $    58,620    $ 2,533,193
Net Income                           ============   ============

Allocation of Net Income:             $    58,034    $ 2,507,861
  Limited Partners                            586         25,332
  General Partners                   ------------   ------------
                                      $    58,620    $ 2,533,193
                                     ============   ============

Net Income per $1,000 Limited         $      1.59    $     68.77
Partnership Unit Outstanding         ============   ============

Number of Limited Partnership              36,469         36,469
Units Outstanding                    ============   ============


                  The accompanying notes are an integral
                    part of these financial statements.

                       CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                   FOR THE THREE MONTHS ENDED MARCH 31,

                                       2000            1999
                                       ----            ----
Cash Flows from Operating
Activities:
 Net Income                           $    58,620     $ 2,533,193
 Adjustments to Reconcile Net
 Income to Net Cash Provided
 by Operating Activities:
  (Gain) on Sale of Equipment            (121,144)       (467,025)
  Depreciation and Amortization           100,316         480,970
  Deferred Interest on Notes
  Payable                                  25,814          52,826
  Equity in Income of Investment
  In Partnerships                               0        (200,526)
  Changes in Operating Assets
  and Liabilities:
   Decrease in Rental Equipment
    Held for Sale                       2,244,035               0
   (Increase) Decrease in Rents
   Receivable                             497,812         181,905
   (Increase) Decrease in
   Prepaid Expenses                        (8,661)         20,022
   Increase (Decrease) in
   Interest Payable                             0         (38,531)
   (Increase) Decrease in
   Accounts Receivable-General                  0         (13,537)
   Increase (Decrease) in
   Payable to:
     General Partners                     131,375         187,389
     Other                               (389,418)       (317,226)
   Increase (Decrease) in
   Unearned Revenue                       (18,000)         (5,000)
                                     ------------    ------------
     Net Cash Provided by
     Operating Activities               2,520,749       2,414,460
                                     ------------    ------------
Cash Flows from Investing
Activities:
 Distributions Received                    31,564       1,146,344
 Proceeds from Sale of Equipment        3,447,146       1,010,459
 (Purchase) Sale of Options                     0       1,469,819
 Proceeds of Option Casualties                  0           5,733
                                      -----------     -----------
     Net Cash Provided By
     Investing Activities               3,478,710       3,632,355
                                      -----------     -----------
Cash Flows from Financing
Activities:
 Payment of Notes Payable                       0      (2,845,711)
 Distributions to Limited
 Partners                              (4,665,955)       (911,725)
 Distributions to General
 Partners                                 (47,130)         (9,208)
                                      -----------     -----------
     Net Cash Used In
     Financing Activities              (4,713,085)     (3,766,644)
                                      -----------     -----------
Increase in Cash
and Cash Equivalents                    1,286,374       2,280,171

Cash and Cash Equivalents at
Beginning of Period                     2,680,389       3,702,451
                                      -----------     -----------
Cash and Cash Equivalents at End
of Period                             $ 3,966,763     $ 5,982,622
                                      ===========     ===========

Supplemental Cash Flow Information:
Interest Paid                         $         0      $   82,221
                                     ============     ===========

Non-Cash Activities:

Notes Payable in 2000 were increased by $25,814, the amount of Deferred Interest on Notes Payable.

Notes Payable in 1999 were increased by $52,826, the amount of Deferred Interest on Notes Payable.

                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                              March 31, 2000
NOTE 1 - ORGANIZATION

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

     Cash distributions, subject to payment of the equipment management fees, and profits and losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partners. Once each Limited
Partner has received cumulative cash distributions equal to his capital contributions, an incentive management fee equaling 4% of cash available for distributions will be paid to the General Partners. When each Limited Partner has received cumulative cash distributions equal to his capital contributions plus an amount equal to 8% of adjusted capital contributions per annum, an incentive management fee equaling 24% of cash available for distributions will be paid to the General Partners.

NOTE 2 - NOTES PAYABLE

     A   significant  amount  of  the  rental  equipment  acquired  by  the
Partnership is pledged at time of purchase as collateral for the notes payable.

     There were no additional borrowing or payments for the three months ended March 31, 2000.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended March 31, 2000:

     Equipment Management Fees               $ 34,078
     General and Administrative Costs           3,726
     General Partners' Distributions           47,130
     Incentive Fees                           259,961
     Resale Fees                              112,991

NOTE 4 - BASIS OF PREPARATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $3,966,763 at March 31, 2000, represents cash of $2,071, a repurchase agreement of $3,941,000, and money market mutual funds of $23,692.

NOTE 6 - SUBSEQUENT EVENTS

     On May 1, 2000, the Partnership paid distributions of $886,880 to the Limited Partners and $8,961 to the General Partners. Incentive Management fees of $209,281 were paid to the General Partners.

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2000, Compared to Three Months Ended March 31,
1999.

     Rental income decreased $738,076 for the three months ended March 31, 1999, to $163,655 for the three month period ended March 31, 2000. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income was comparable for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999.
During the three months ended March 31, 2000, the Partnership sold Equipment Held for Sale with a Book Cost of $2,244,035 for net proceeds of $2,616,714 resulting in a gain on sale of $372,679. During the three months ended March 31, 2000, Rental Equipment with a book value of $3,326,002 was sold for net proceeds of $3,447,146 resulting in a gain on sale of $121,144. During the three months ended March 31, 1999, rental equipment with a book value of $543,435 was sold for $1,010,459 resulting in a gain on sale of $467,025. During the three months ended March 31,
1999, part of the option that was to become available in January 2000 was exercised. The lessee, General Chemical Partners, was granted an early lease termination and General Chemical (Soda Ash) Partners purchased 624 rail cars producing a gain on sale of $1,864,988 for the Partnership.

     Incentive management fees increased from $0 for the three months ended March 31, 1999 to $259,961 for the three months ended March 31, 2000. The 4% incentive management fee was earned with the August 10, 1999 distribution, as each Limited Partner has received cumulative cash distributions equal to his capital contributions. Equipment resale fees increased from $0 for the three months ended March 31, 1999, to $112,991 for the three months ended March 31, 2000. The equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date.

     Interest expense decreased to $25,814 for the three months ended March 31, 2000, as compared to $92,980 for the three months ended March 31, 1999. This decrease was due to an average lower level of debt. Depreciation expense decreased for the three months ended March 31, 2000 versus 1999, due to a lower average depreciable basis of equipment.

     The net effect of the above revenue and expense items resulted in a net income of $58,620 for the three months ended March 31, 2000, compared to $2,533,193 for the three months ended March 31, 1999.

     During the three months ended March 31, 2000, the Partnership did not incur any additional borrowing and made $0 of principal payments on notes.

  Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at March 31, 2000, future rental income, interest income, and sales proceeds.

     For the three months ended March 31, 2000, the Partnership had a net income of $58,620. After adjusting net income during this period for depreciation  and  amortization, and the changes in  operating  assets  and liabilities, net cash provided by operating activities was $2,520,749. Cash provided by investing activities consisted of $31,564 of distributions from the Investment in Partnerships. Other cash flows from investing activities were $3,447,146 from the proceeds of the sale of rental equipment. Cash used in financing activities was to pay cash distributions to limited and general partners of $4,713,085. In total, during the three months ending March 31, 2000, Cash and Cash Equivalents increased $1,286,374 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of March 31, 2000, of $3,966,763.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at March 31, 2000, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.


                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)

                              March 31, 2000


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


                              Cypress Equipment Fund II, Ltd.
                              RJ Leasing - 2, Inc.
                                        Administrative General Partner




Date:  June 26, 2000               By:  /s/J. Davenport Mosby, III
                                       J. Davenport Mosby, III
                                   President
                                   RJ Leasing - 2, Inc.
                                   A General Partner


Date:  June 26, 2000               By:  /s/Stephen R. Harwood
                                       Stephen R. Harwood
                                   President
                                   Cypress Equipment Management Corp. II


Date:  June 26, 2000               By:  /s/Alex A. Najjar
                                       Alex A. Najjar
                                   Executive Vice President
                                   Cypress Equipment Management Corp. II