Form 10-Q
period 2000-06-30
CYPRESS EQUIPMENT FUND II LTD
filed 2000-08-03
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  June 30, 2000

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

                            YES     X        NO

                                        Number of Units at
     Title of Each Class                   June 30, 2000

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

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                              BALANCE SHEETS
                                                June 30,     December 31,
                                                  2000           1999
                                              (Unaudited)      (Audited)
ASSETS
Rental Equipment, at Cost                     $  4,306,218    $  8,977,593
  Less:  Accumulated Depreciation               (2,841,693)     (4,021,698)
                                              -------------   -------------
                                                 1,464,525       4,955,895
                                              -------------   -------------
Rental Equipment Held for Sale                     688,043       2,932,078
Deposit on Equipment                             3,118,969       3,118,969
Investment In Partnerships                         257,309         317,828
Deferred Debt Costs (Net of Accumulated
Amortization of $875 and $26,559,
Respectively)                                          125           1,000
Rent and Sales Proceeds Receivable                  50,188         524,848
Prepaid Expenses                                    16,875          22,248
Cash and Cash Equivalents                          759,935       2,680,389
                                               ------------    ------------
    Total Assets                              $  6,355,969    $ 14,553,255
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                                  $ 1,553,453    $  1,500,921
Payable to:  General Partners                       10,195       2,012,014
             Others                                 84,513         433,953
Unearned Revenue                                    20,258          18,258
                                              -------------   -------------
    Total Liabilities                            1,668,419       3,965,146
                                              -------------   -------------
Partners' Equity:
Limited Partners (36,469 units outstanding
at June 30, 2000 and December 31, 1999)          4,959,602      10,801,153
General Partners                                  (272,052)       (213,044)
                                              -------------   -------------
    Total Partners' Equity                       4,687,550      10,588,109
                                              -------------   -------------
    Total Liabilities and Partners' Equity    $  6,355,969    $ 14,553,255
                                              =============   =============

                  The accompanying notes are an integral
                    part of these financial statements.


                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30,

                                          2000             1999
                                          ----             ----
Revenues:
Rental Income                         $   273,309    $ 1,649,465
Interest Income                            62,003        106,900
Gain on Sale of Equipment                  69,244        466,655
Gain on Sale of Equipment Held
for Sale                                        0      4,066,309
Gain on Sale of Other                     372,439      1,845,048
                                     ------------   ------------
Total Revenues                            776,995      8,134,377
                                     ------------   ------------
Operating Expenses:
Management Fees-General                    42,921         27,822
Partners                                  469,242              0
Incentive Fees-General Partners           112,991              0
Resale Fees-General Partners
General and Administrative:                18,361         12,133
  Affiliates                              206,338        284,303
  Other                                    52,532        153,820
Interest Expense                          166,243        927,024
Depreciation and Amortization        ------------   ------------
                                        1,068,628      1,405,102
  Total Operating Expenses           ------------   ------------

Net Income (Loss) Before Equity          (291,633)     6,729,275
in Income of Partnerships

Equity in Income of                             0        401,052
Partnerships                         ------------   ------------
                                      $  (291,633)   $ 7,130,327
Net Income (Loss)                    ============   ============

Allocation of Net Income(Loss):       $  (288,717)   $ 7,059,024
  Limited Partners                         (2,916)        71,303
  General Partners                   ------------   ------------
                                      $  (291,633)   $ 7,130,327
                                     ============   ============
Net Income (Loss) per $1,000
Limited Partnership Unit              $     (7.92)   $    193.56
Outstanding                          ============   ============

Number of Limited Partnership              36,469         36,469
Units Outstanding                    ============   ============


                  The accompanying notes are an integral
                    part of these financial statements.



                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                     FOR THE THREE MONTHS ENDED JUNE 30,

                                           2000             1999
                                           ----             ----
Revenues:
Rental Income                        $    109,654    $   911,389
Interest Income                            21,953         61,036
Gain(Loss)on Sale of Equipment            (51,900)          (370)
Gain on Sale of Equipment Held
for Sale                                        0      4,066,309
Gain(Loss)on Sale of Other                   (240)       (19,940)
                                      ------------   ------------
Total Revenues                             79,467      5,018,424
                                      ------------   ------------
Operating Expenses:
Management Fees-General                     8,843         20,007
Partners                                  209,281              0
Incentive Fees-General Partners
General and Administrative:                14,635         10,040
  Affiliates                              104,316         84,875
  Other                                    26,718         60,840
Interest Expense                           65,927        446,054
Depreciation and Amortization         ------------   ------------
                                          429,720        621,816
  Total Operating Expenses            ------------   ------------

Net Income (Loss) Before Equity          (350,253)     4,396,608
in Income of Partnerships

Equity in Income of                             0        200,526
Partnerships                         ------------   ------------
                                      $  (350,253)   $ 4,597,134
Net Income (Loss)                    ============   ============

Allocation of Net Income(Loss):       $  (346,750)   $ 4,551,163
  Limited Partners                         (3,503)        45,971
  General Partners                   ------------   ------------
                                      $  (350,253)   $ 4,597,134
                                     ============   ============

Net Income (Loss) per $1,000          $     (9.51)   $    124.80
Limited Partnership Unit             ============   ============
Outstanding
                                           36,469         36,469
Number of Limited Partnership        ============   ============
Units Outstanding


                  The accompanying notes are an integral
                    part of these financial statements.


                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30,

                                         2000            1999
                                         ----            ----
Cash Flows from Operating
Activities:
  Net Income (Loss)                  $  (291,633)      $ 7,130,327
  Adjustments to Reconcile Net
Income to Net Cash Provided
by Operating Activities:
  (Gain) on Sale of Equipment            (69,244)         (466,655)
  Depreciation and Amortization          166,243           927,024
  Deferred Interest on Notes
Payable                                   52,532            88,375
  Equity in Income of Investment
In Partnerships                                0          (401,052)
  Changes in Operating Assets
and Liabilities:
  (Increase) Decrease in
Equipment Held for Sale                2,244,035         3,672,601
  (Increase) Decrease in
Rents Receivable                         455,193          (395,207)
  (Increase) Decrease in Accounts
Receivable - General                      19,466           185,001
  (Increase) Decrease in
Prepaid Expenses                           5,373            77,605
  Increase (Decrease) in
Interest Payable                               0           (42,292)
  Increase (Decrease) in
Payable to:
     General Partners                 (2,001,819)          (59,255)
     Other                              (349,440)         (197,436)
  Increase (Decrease) in
    Unearned Revenue                       2,000            (5,000)
                                      ------------      ------------
      Net Cash Provided by
Operating Activities                     232,706        10,514,036
                                      ------------      ------------
Cash Flows from Investing
Activities:
  Distributions Received                  60,519         1,197,782
  Proceeds from Sale of Equipment      3,395,245         1,010,089
  (Purchase) Sale of Options                   0         1,469,819
  Proceeds of Option Casualties                0             5,733
                                      -----------       -----------
      Net Cash Provided By
Investing Activities                   3,455,765         3,683,423
                                      -----------       -----------

 Cash Flows from Financing
Activities:
   Payment of Notes Payable                    0        (3,818,776)
   (Increase) Decrease in
Deferred Debt Costs and
     Trustee Fees                              0            (1,500)
   Distributions to Limited
     Partners                         (5,552,835)       (4,558,625)
   Distributions to General
     Partners                            (56,091)          (46,046)
                                      -----------       -----------
       Net Cash (Used In)
       Provided by Financing          (5,608,926)       (8,424,947)
       Activities                     -----------       -----------

Increase (Decrease) in Cash
and Cash Equivalents                  (1,920,454)        5,772,512

Cash and Cash Equivalents at
Beginning of Period                    2,680,389         3,702,451
                                      -----------       -----------
Cash and Cash Equivalents at End
of Period                             $  759,935       $ 9,474,963
                                      ===========       ===========

Supplemental Cash Flow Information:
Interest Paid                         $        0       $   107,737
                                     ============       ===========

Non-Cash Activities:

Notes Payable in 1999 were increased by $88,375, the amount of Deferred Interest on Notes Payable.

Notes Payable in 2000 were increased by $52,532, the amount of Deferred Interest on Notes Payable.


                  The accompanying notes are an integral
                    part of these financial statements.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 2000
NOTE 1 - ORGANIZATION

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

     During the six months ended June 30, 1999, there was no additional borrowing or payments.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 2000:

     Equipment Management Fees               $ 49,921
     General and Administrative Costs          18,361
     General Partners' Distributions           56,091
     Incentive Fees                           469,242
     Resale Fees                              112,991

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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $759,935 at June 30, 2000 represents cash of $4,737, a repurchase agreement of $746,000 and money market mutual funds of $9,198.

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999.

     Rental income decreased to $273,309 for the six months ended June 30, 2000, from $1,649,465 for the six month period ended June 30, 1999. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income decreased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. This decrease was primarily due to a decreased average balance of cash available for investment. During the six months ended June 30, 2000, rental equipment with a book value of $3,326,002 was sold for net proceeds of $3,395,245 resulting in a gain on sale of $69,244. During the six months ended June 30, 2000, the partnership sold equipment held for sale with a book cost of $2,244,035 for net proceeds of $2,616,474 resulting in a gain on sale of $372,439. During the six months ended June 30, 1999, rental equipment with a book value of $543,435 was sold for $1,010,089 resulting in a gain on sale of $466,655. During the six months ended June 30, 1999, part of the option that was to become available in January 2000 was exercised. The lessee, General Chemical Partners, was granted an early lease termination and General Chemical (Soda Ash) Partners purchased 624 rail cars producing a gain on sale of $1,845,048 for the Partnership. During the six months ended June 30, 1999, equipment held for sale with a book value of $3,672,601 was sold for $7,950,000 resulting in a gain on sale of $4,066,309.

     Incentive management fees increased from $0 for the six months ended June 30, 1999, to $469,242 for the six months ended June 30, 2000. The 4% incentive management fee was earned with the August 10, 1999 distribution, as each Limited Partner has received cumulative cash distributions equal to his capital contributions. Equipment resale fees increased from $0 for the six months ended June 30, 1999, to $112,991 for the six months ended June 30, 2000. The equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each Limited Partner's closing date.

     Interest expense decreased to $52,532 for the six months ended June 30, 2000, as compared to $153,280 for the six months ended June 30, 1999. This decrease was due to an average lower level of debt. Depreciation expense decreased for the six months ended June 30, 2000 versus 1999, due to a lower average depreciable basis of equipment.

     The net effect of the above revenue and expense items resulted in a net loss of $291,633 for the six months ended June 30, 2000, compared to net income of $7,130,327 for the six months ended June 30, 1999.

     During the six months ended June 30, 2000, the Partnership did not incur any additional borrowing and made $0 of principal payments on notes.

  Three Months Ended June 30, 2000, Compared to Three Months Ended June 30,
1999

      Rental income decreased to $109,654 for the three months ended June 30, 2000 as compared to rental income of $911,389 for the three months ended June 30, 1999. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income decreased for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. This was due to a decreased level of cash available for investment.

      During the three months ended June 30, 1999 there was a gain on sale of equipment held for sale of $4,066,309 as compared to a loss on the sale of equipment of $51,900 for the three months ended June 30, 2000. Incentive management fees increased from $0 for the three months ended June 30, 1999 to $209,281 for the three months ended June 30, 2000.

      Interest expense decreased to $26,718 for the three months ended June 30, 2000, as compared to $60,840 for the three months ended June 30, 1999. This decrease was due to an average lower level of debt. Depreciation expense decreased for the three months ended June 30, 2000 versus 1999. This decrease was primarily due to equipment coming off lease or being sold in the intervening period.

      The net effect of the above revenue and expense items resulted in a net loss of $350,253 for the three months ended June 30, 2000, compared to a net income of $4,597,134 for the three months ended June 30, 1999.

  Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at June 30, 2000, future rental income, interest income, and sales proceeds.

     For the six months ended June 30, 2000, the Partnership had a net loss of $291,633. After adjusting net income during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash provided by operating activities was $232,706. Cash provided by investing activities consisted of $60,519 of distributions from the Investment in Partnerships. Other cash flows from investing activities were $3,395,245 from the proceeds of the sale of rental equipment. Cash used in financing activities was to pay cash distributions to limited and general partners of $5,608,926. In total, during the six months ending June 30, 2000, Cash and Cash Equivalents decreased $1,920,454 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of June 30, 2000, of $759,935.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at June 30, 2000, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

PART II - Other Information

    Item 6.   Exhibits and Reports on Form 8-K

    a)    Exhibits - None.
    b)    Reports on Form 8-K -None.




                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Cypress Equipment Fund II, Ltd.



Date:  July 27, 2000               By:  /s/J. Davenport Mosby, III
                                        J. Davenport Mosby, III
                                        President
                                        RJ Leasing - 2, Inc.
                                        A General Partner



Date:  July 27, 2000               By:  /s/Stephen R. Harwood
                                        Stephen R. Harwood
                                        President
                                        Cypress Equipment Management Corp. II



Date:  July 27, 2000               By:  /s/Alex A. Najjar
                                        Alex A. Najjar
                                        Executive Vice President
                                        Cypress Equipment Management Corp. II