Form 10-Q
period 2000-09-30
CYPRESS EQUIPMENT FUND II LTD
filed 2000-10-26
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                September 30, 2000

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

                            YES     X        NO

                                         Number of Units at
     Title of Each Class                 September 30, 2000

Units of Limited Partnership
Interest:  $1,000 per unit                  36,469


                    DOCUMENTS INCORPORATED BY REFERENCE
              Parts I and II, 1999 Form 10-K, filed with the
            Securities and Exchange Commission on June 16, 2000
            Parts III and IV - Form S-1 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-44119

PART I - Financial Information
  Item 1.  Financial Statements

                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                              BALANCE SHEETS

                                              September 30,   December 31,
                                                   2000           1999
                                              (Unaudited)      (Audited)
ASSETS
Rental Equipment, at Cost                      $  4,306,218    $  8,977,593
  Less:  Accumulated Depreciation               (2,907,245)     (4,021,698)
                                              -------------   -------------
                                                  1,398,973       4,955,895
                                              -------------   -------------
Rental Equipment Held for Sale                            0       2,932,078
Deposit on Equipment                              3,118,969       3,118,969
Investment In Partnerships                          225,974         317,828
Deferred Debt Costs (Net Of Accumulated
Amortization of $1,250 and $26,559
Respectively)                                         1,250           1,000
Rent and Sales Proceeds Receivable                   19,269         524,848
Prepaid Expenses                                      9,375          22,248
Cash and Cash Equivalents                           946,847       2,680,389
                                               ------------    ------------
    Total Assets                               $  5,720,657    $ 14,553,255
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable                                  $  1,580,171    $  1,500,921
Payable to:  General Partners                        18,711       2,012,014
             Others                                 232,056         433,953
Unearned Revenue                                        258          18,258
                                              -------------   -------------
    Total Liabilities                             1,831,196       3,965,146
                                              -------------   -------------
Partners' Equity:
Limited Partners (36,469 units outstanding
at September 30, 2000 and December 31, 1999)     4,169,495      10,801,153
General Partners                                  (280,034)       (213,044)
                                              -------------   -------------
    Total Partners' Equity                       3,889,461      10,588,109
                                              -------------   -------------
    Total Liabilities and Partners' Equity    $  5,720,657    $ 14,553,255
                                              =============   =============


                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                            2000           1999
                                            ----           ----
Revenues:
Rental Income                         $   382,964    $ 2,567,114
Interest Income                            68,267        222,649
Gain on Sale of Equipment                  69,244        466,655
Gain (Loss) on Sale of
Equipment Held for Sale                 (404,615)      4,064,379
Gain on Sale of Other                     372,439      1,845,048
                                     ------------   ------------
Total Revenues                            488,299      9,165,845
                                     ------------   ------------
Operating Expenses:
Management Fees-General Partners           51,623         53,408
Incentive Management Fees-
General Partners                          553,966        487,007
Resale Fees-General Partners              120,491              0
General and Administrative:
  Affiliates                               23,776         27,784
  Other                                   233,096        644,261
Interest Expense                           79,250        195,751
Depreciation and Amortization             232,170      1,372,828
                                     ------------   ------------
  Total Operating Expenses              1,294,372      2,781,039
                                     ------------   ------------
Net Income (Loss) Before Equity
in Income of Partnerships               (806,073)      6,384,806

Equity in Income of Partnerships               0       9,822,406
                                     ------------   ------------
Net Income (Loss)                    $  (806,073)    $16,207,212
                                     ============   ============
Allocation of Net Income (Loss):
  Limited Partners                   $  (798,012)    $16,045,140
  General Partners                        (8,061)        162,072
                                     ------------   ------------
                                     $  (806,073)    $16,207,212
                                     ============   ============
Net Income (Loss) per $1,000
Limited Partnership Unit
Outstanding                          $    (21.88)    $    439.97
                                     ============   ============
Number of Limited Partnership
Units Outstanding                         36,469         36,469
                                     ============   ============


                  The accompanying notes are an integral
                    part of these financial statements.

                      CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                            2000           1999
                                            ----           ----
Revenues:
Rental Income                        $    109,655    $   917,649
Interest Income                             6,264        115,749
Gain(Loss)on Sale of Equipment
Held for Sale                            (404,615)        (1,930)
                                     ------------   ------------
Total Revenues                           (288,696)     1,031,469
                                     ------------   ------------
Operating Expenses:
Management Fees-General Partners            8,702         25,586
Incentive Management Fees-
General Partners                           84,724        487,007
Resale Fees -
 General Partners                           7,500              0
General and Administrative:
  Affiliates                                5,415         15,651
  Other                                    26,758        359,958
Interest Expense                           26,718         41,931
Depreciation and Amortization              65,927        445,804
                                     ------------   ------------
  Total Operating Expenses                225,744      1,375,937
                                     ------------   ------------
Net Income(Loss)Before Equity
in Income of Partnerships                (514,440)      (344,468)

Equity in Income of Partnerships                0      9,421,354
                                     ------------   ------------
Net Income (Loss)                     $  (514,440)   $ 9,076,886
                                     ============   ============
Allocation of Net Income(Loss):
  Limited Partners                    $  (509,296)   $ 8,986,117
  General Partners                        (5,144)         90,769
                                     ------------   ------------
                                     $  (514,440)    $ 9,076,886
                                     ============   ============
Net Income (Loss) per $1,000
Limited Partnership Unit
Outstanding                          $    (13.97)    $    246.40
                                     ============   ============
Number of Limited Partnership
Units Outstanding                         36,469         36,469
                                     ============   ============


                  The accompanying notes are an integral
                    part of these financial statements.

                       CYPRESS EQUIPMENT FUND II, LTD.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                           2000            1999
                                           ----            ----
Cash Flows from Operating
Activities:
  Net Income (Loss)                  $  (806,073)     $16,207,212
  Adjustments to Reconcile Net
   Income to Net Cash Provided
   by Operating Activities:
  (Gain) on Sale of Equipment            (69,244)       (466,655)
  Depreciation and Amortization          232,170       1,372,828
  Deferred Interest on Notes
   Payable                                79,250         120,050
  Equity in Income of Investment
   In Partnerships                             0      (9,822,406)
  Changes in Operating Assets
   and Liabilities:
  (Increase) Decrease in
   Equipment Held for Sale             2,932,078       3,672,601
  (Increase) Decrease in
   Rents Receivable                      505,579         111,508
  (Increase) Decrease in Accounts
   Receivable - General                        0           4,746
  (Increase) Decrease in
   Prepaid Expenses                       12,873          75,681
  Increase (Decrease) in
   Interest Payable                            0         (45,982)
  Increase (Decrease) in
   Payable to:
     General Partners                 (1,993,303)        (34,325)
     Other                              (201,898)       (229,681)
  Increase (Decrease) in
   Unearned Revenue                      (18,000)         (4,751)
      Net Cash Provided by           ------------    ------------
      Operating Activities               673,432      10,960,825
                                     ------------    ------------

Cash Flows from Investing
Activities:
  Distributions Received                  91,855       1,294,514
  Proceeds from Sale of Equipment      3,395,246       1,010,089
 (Purchase) Sale of Options                    0       1,469,819
  Proceeds of Option Casualties                0           5,733
  (Purchase)of Equipment Held
    for Sale                                   0      (1,571,598)
  Sale of Investment in
    Partnership                                0      15,843,672
      Net Cash Provided By            -----------     -----------
      Investing Activities             3,487,101      18,052,229
                                      -----------     -----------

Cash Flows from Financing
Activities:
   Payment of Notes Payable                    0      (4,708,863)
   (Increase) Decrease in
    Deferred Debt Costs and
    Trustee Fees                          (1,500)         (2,999)
   Distributions to Limited
    Partners                          (5,833,646)    (26,687,270)
   Distributions to General
    Partners                             (58,929)       (269,567)
                                      -----------     -----------
       Net Cash (Used In)
       Provided by Financing
       Activities                     (5,894,075)    (31,668,699)
                                      -----------     -----------
(Decrease) in Cash and Cash
Equivalents                           (1,733,542)     (2,655,644)

Cash and Cash Equivalents at
Beginning of Period                    2,680,389       3,702,451
                                      -----------     -----------
Cash and Cash Equivalents at End
of Period                            $   946,847     $ 1,046,807
                                      ===========     ===========
Supplemental Cash Flow Information:
Interest Paid                        $         0     $   123,888
                                     ============     ===========

Non-Cash Activities:

Notes Payable in 1999 were increased by $120,050, the amount of Deferred Interest on Notes Payable.

Notes Payable in 2000 were increased by $79,250, the amount of Deferred Interest on Notes Payable.


                  The accompanying notes are an integral
                    part of these financial statements.


                      CYPRESS EQUIPMENT FUND II, LTD.
                          (a Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                            September 30, 2000
NOTE 1 - ORGANIZATION

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

     During the nine months ended September 30, 2000, there was no additional borrowing or payments.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 2000:

     Equipment Management Fees              $  51,623
     Incentive Management Fees                553,966
     General and Administrative Costs          23,776
     General Partners' Distributions           58,929
     Resale Fees                              120,491

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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $946,847 at September 30, 2000, represents cash of $567,561, a repurchase agreement of $248,000 and money market mutual funds of $131,286.

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999.

     Rental  income  decreased  to  $382,964  for  the  nine  months  ended
September 30, 2000, from $2,567,114 for the nine month period ended September 30, 1999. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income decreased to $68,267 for the nine months ended September 30, 2000, as compared to $222,649 for the nine months ended September 30, 1999. This decrease was primarily due to a decreased average balance of cash for investment. During the nine months ended September 30, 2000, rental equipment with a book value of $3,326,002 was sold for net proceeds of $3,395,246 resulting in a gain on sale of $69,244. During the nine months ended September 30, 2000, the partnership sold equipment held for sale with a book cost of $4,056,729 for net proceeds of $2,899,901 resulting in a loss on sale $32,176. During the nine months ended September 30, 1999, rental equipment with a book value of $543,435 was sold for $1,010,089 resulting in a gain on sale of $466,655. During the nine months ended
September 30, 1999, part of the option that was to become available in January 2000 was exercised. The lessee, General Chemical Partners, was granted an early lease termination and General Chemical (Soda Ash) Partners purchased 624 rail cars producing a gain on sale of $1,845,048 for the Partnership. During the nine months ended September 30, 1999, equipment held for sale with a book value of $3,672,601 was sold for $7,950,000 resulting in a gain on sale of $4,064,379.

     Incentive management fees increased from $487,007 for the nine months ended September 30, 1999 to $553,966 for the nine months ended September 30, 2000. The 4% incentive management fee was earned with the August 10, 1999 distribution, as each Limited Partner has received cash distributions equal to his capital contributions. Equipment resale fees increased from $0 for the nine months ended September 30, 1999 to $120,491 for the nine months ended September 30, 2000. The equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each Limited Partner's closing date.

     Interest  expense  decreased to $79,250  for  the  nine  months  ended
September  30,  2000,  as compared to $195,751 for the  nine  months  ended
September 30, 1999. This decrease was due to an average lower level of debt. Depreciation expense decreased for the nine months ended September 30, 2000 versus 1999, due to a lower average depreciable basis of equipment.

      The net effect of the above revenue and expense items resulted in a net loss of $806,073 for the nine months ended September 30, 2000, compared to a net income of $6,384,806 for the nine months ended September 30, 1999, before Equity in Income of Partnerships. During the nine month period ended September 30, 1999, the Partnership sold its 40% interest in the Federal Paper Board. This resulted in Equity in Income of Partnerships of $9,822,406 for the nine months ended September 30, 1999. This resulted in a net loss of $806,073 for the nine months ended September 30, 2000 as compared to a net income of $16,207,212 for the nine months ended September 30, 1999.

     During the nine months ended September 30, 2000, the Partnership did not incur any additional borrowing and made $0 of principal payments on notes.

Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999.

      Rental income decreased to $109,655 for the three months ended September 30, 2000 as compared to rental income of $917,649 for the three months ended September 30, 1999. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income decreased for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. This was due to a lower level of cash available for investment.

      Interest  expense  decreased to $26,718 for the  three  months  ended
September  30,  2000,  as compared to $41,931 for the  three  months  ended
September 30, 1999. This decrease was due to an average lower level of debt. Depreciation expense decreased for the three months ended September 30, 2000 versus 1999. This decrease was primarily due to equipment coming off lease or being sold in the intervening period.

     During the three months ended September 30, 2000, the partnership sold equipment held for sale with a book value of $688,043 for net proceeds of $283,428 resulting in a loss on sale of $404,615.

     During the three months ended September 30, 2000, incentive management fees were $84,724 as compared to $487,007 for the three months ended September 30, 1999. The 4% incentive management fees were earned with the August 10, 1999 distribution as each Limited Partner has received cumulative cash distributions equal to his capital contributions. Equipment resale fees increased from $0 for the three months ended September 30, 1999 to $7,500 for the three months ended September 30, 2000. The equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each Limited Partner's closing date.

      The net effect of the above revenue and expense items resulted in a net loss of $514,440 for the three months ended September 30, 2000, compared to a net loss of $344,468 for the three months ended September 30, 1999 before Equity in Income of Partnerships. During the three month period ended September 30, 1999, the Partnership sold its 40% interest in the Federal Paper Board. This resulted in Equity in Income of Partnerships of $9,421,354 for the three months ended September 30, 1999. This resulted in a net loss of $514,440 for the three months ended September 30, 2000 as compared to a net income of $9,076,886 for the three months ended September 30, 1999.

  Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at September 30, 2000, future rental income, interest income, and sales proceeds.

     For the nine months ended September 30, 2000, the Partnership had a net loss of $806,073. After adjusting net income during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash provided by operating activities was $673,432. Cash provided by investing activities consisted of $3,395,246 from the proceeds of the sales of rental equipment and distributions from the investment in partnerships of $91,855. Cash used in financing activities was to pay cash distributions to limited and general partners of $5,892,575. In total, during the nine months ending September 30, 2000, Cash and Cash Equivalents decreased $1,733,542 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of September 30, 2000, of $946,847.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at September 30, 2000, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

PART II - Other Information

    Item 6.   Exhibits and Reports on Form 8-K

    a)    Exhibits - None.
    b)    Reports on Form 8-K -None.



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Cypress Equipment Fund II, Ltd.



Date: October 19, 2000        By:  /s/J. Davenport Mosby, III
                                   J. Davenport Mosby, III
                                   President
                                   RJ Leasing - 2, Inc.
                                   A General Partner



Date: October 19, 2000        By:  /s/Stephen R. Harwood
                                   Stephen R. Harwood
                                   President
                                   Cypress Equipment Management Corp. II



Date: October 19, 2000        By:  /s/Alex A. Najjar
                                   Alex A. Najjar
                                   Executive Vice President
                                   Cypress Equipment Management Corp. II