Form 10-K405
period 2000-12-31
CYPRESS EQUIPMENT FUND II LTD
filed 2001-04-20
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549-1004

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 2000

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
   Title of Each Class                         at December 31, 2000
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

Item 2.     PROPERTIES

     The Registrant commenced operations in June 1992, and as of December 31, 2000, the original cost of Equipment owned by the Partnership was $680,825. Equipment and related information consist of the following:
EQUIPMENT	LEASE MATURITIES AT 12/31/00	ACQUISITION COST	FUTURE REVENUE OF REMAINING LEASE TERM AT 12/31/00
---------------- Machine Tools TOTAL	------------- September 2001- September 2004	------------ 680,825 ------------ $ 680,825 ============	----------- 282,007 ----------- $ 282,007 ===========

   The lessees and the percentages of total equipment owned are as follows:
                                                 % of All
                                                 Equipment
                                                   Owned
                                                   -----
                  Alliant Techsystems, Inc.        100%
                                                   -----
                                                    100%
                                                   =====

     The Partnership paid $3,118,969 for the right to obtain title to a specialty tug and barge on December 30, 2002, at the expiration of the lease.

     The Partnership is also a 50% partner in one other partnership with a current net investment of $278,317.

Item 3.     LEGAL PROCEEDINGS

     As of December 31, 2000 there are no legal proceedings pending.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2000.

                                      PART II

Item 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SECURITY              HOLDER MATTERS

   (a)    The Registrant's limited partnership interests are not           publicly traded. There is no market for the Registrant's           limited partnership interests and it is unlikely that any will           develop.

   (b)    Approximate number of equity security holders:

                                               Number of Record Holders
Title of Each Class                            as of December 31, 2000

Units of Limited Partnership Interest                    2,231
General Partner Interests                                   3

Item 6.   SELECTED FINANCIAL DATA
	2000	1999	1998	1997	1996
Total Revenues	$ 1,016,493	$ 6,823,242	$ 8,736,573	$ 6,606,199	$10,605,555
Net Income(Loss)	$ (378,833)	$11,551,809	$ 4,560,365	$ 1,479,260	$ 4,472,073
Total Assets	$ 5,774,872	$14,553,255	$33,822,260	$47,348,906	$49,121,339
Notes Payable	$ 1,607,824	$ 1,500,921	$ 6,497,730	$19,084,905	$18,628,741
Distributions to Limited Partners Per Weighted Average Limited Partnership Unit Outstanding	$ 167.67	$ 750.98	$ 150.00	$ 100.00	$ 100.00
Earnings (Loss)Per Weighted Average Limited Partnership Unit Outstanding	$ (10.28)	$ 313.59	$ 123.80	$ 40.16	$ 121.40

     The selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           AND RESULTS OF OPERATIONS

Results of Operations

     The Partnership is beginning to wind down its operations. The Partnership has sold significant assets, as discussed below. The remaining assets include: two sets of machine tools on lease to third parties; a 50% interest in a partnership which leases and sells intermodal marine containers and chassis; and a deposit for the right to obtain title to a specialty tug and barge on December 31, 2002, at the expiration of the lease.

     As a result of the sales of rental equipment, rental income decreased from $3,066,577 for the year ended December 31, 1999, to $485,966 for the year ended December 31, 2000. The 1999 sale of one of the investments in partnership resulted in a decrease in the equity in income of partnerships from $662,349 for the year ended December 31, 1999, to $102,486 for the year ended December 31, 2000. Interest income also decreased during the year ended December 31, 2000 as compared to the prior year because of lower average balances of cash for investment.

     Interest expense decreased from $225,651 for the year ended December 31, 1999, to $106,903 for the year ended December 31, 2000. This decrease primarily resulted from a decreased average level of debt during the period. Depreciation expense decreased for year ended December 31, 2000 versus the same period in 1999 because the Partnership had a lower depreciable basis of equipment as a result of sales of rental equipment during the last twelve months. Management fee expense decreased from $65,351 for the year ended December 31, 1999, to $59,893 for the year ended December 31, 2000 due mainly to decreased rental revenues. General and Administrative expenses decreased from $872,992 for the year ended December 31, 1999, to $202,831 for the year ended December 31, 2000. This decrease is due primarily to the fact that we no longer have repairs, maintenance, and insurance on the aircraft we previously owned. This represented an approximate decrease of $618,000. The Partnership also had a approximate decrease in state fees and taxes of $89,000. This decrease was offset by an increase in legal, professional and other fees of approximately $37,000 for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

     The 4% incentive management fee was earned with the August 10, 1999, distribution as each Limited Partner has received cumulative cash distributions equal to his capital contribution. The 19% incentive management fee was earned in total with the April 2000 distribution as all Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date. For this reason incentive management fees increased from $516,477 for the year ended December 31, 1999 to $638,690 for the year ended December 31, 2000. Equipment resale fee expense decreased from $1,970,078 for the year ended December 31, 1999 to $151,752 for the year ended December 31, 2000. The Equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date. The first equipment resale fees were paid to the general partner concurrently with the April 2000 distribution.

     During the year ended December 31, 2000, rental equipment with a book value of $4,270,386 was sold for $4,973,406 less expenses of sale of $277,177, resulting in a gain on sale of $425,843.

     During the year ended December 31, 2000, Equipment Held For Sale with a book value of $2,932,078 was sold for $3,364,691 less $454,869 for sales related expenses resulting in a net loss on sale of $22,256.

     During the year ended December 31, 2000, the Partnership had other income of $50,000 in the form of a settlement from a direct financing lease that had been previously written off.

     During the year ended December 31, 1999, rental equipment with a book value of $4,896,557 was sold for $3,319,276 resulting in a loss on sale of $1,577,281. During the same period, the option that was to become available in January 2000 was exercised. In February 1999 the lessee, General Chemical Partners, was granted an early lease termination and the option was exercised. General Chemical (Soda Ash) Partners purchased 624 rail cars producing a gain on sale of $1,845,048 for the Partnership. Southern Illinois Railcar Company purchased the remaining 57 cars on this option in December 1999 producing an additional gain on sale of $39,424. These transactions netted the Partnership a $307,191 gain on the sale of rental equipment.

     During the year ended December 31, 1999, Equipment Held For Sale with a book value of $3,672,601 was sold for $7,950,000 less $212,052 for sales related expenses resulting in a net gain on sale of $4,065,348. During this period an option on railcars was exercised. This purchase of $2,244,035 increased Equipment Held For Sale. An off lease aircraft was transferred to Equipment Held For Sale at a book value of $688,043. This Equipment Held For Sale was sold in 2000.

     During the year ended December 31, 1999, the Partnership sold its 40% interest in the Federal Paper Board for net proceeds of $15,810,422, which resulted in a gain on sale of investment in partnership of $9,302,438.

     During the year ended December 31, 1999, the Partnership had a loss of $861,681 in writing off a direct financing lease.

     Depreciation and amortization expense decreased $1,232,182 for the year ended December 31, 2000 versus the year ended December 31, 1999, due to an average depreciable basis of equipment of $16,115,000 during 1999 versus an average of $ 4,829,000 during 2000.

     The net effect of the above revenue and expense items resulted in a net loss of $378,833 for the year ended December 31, 2000, compared to a net income of $11,551,809 for the year ended December 31, 1999.

     Notes payable increased $106,903 during the year ended December 31, 2000, due to deferred interest of $106,903.

Liquidity and Capital Resources

    The primary sources of funds for the year ended December 31, 2000, were $641,658 from operating activities, $4,696,228 from the net sale of rental equipment and $141,997 in distributions from other partnerships. These sources were used primarily for $6,176,224 of distributions. As of December 31, 2000, the Partnership had $1,982,548 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to make distributions and meet administrative expenses. Cash from 2001 operations and Cash and Cash Equivalents at December 31, 2001, will fund these short-term needs.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     The cash balance at December 31, 2000, was $1,982,548. The Partnership had a net loss of $378,833 and after adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash provided by operating activities was $641,658. Cash provided by investing activities totaled $4,838,225. Cash used in financing activities was primarily to make distributions of $6,176,224.

     Actual cash distributions were $6,176,224 in 2000 and $27,664,114 in 1999.

     The Partnership anticipates that funds from operations in 2001 will be adequate to cover all 2001 operating contingencies.

INDEPENDENT AUDITOR'S REPORT

To the Partners of
   Cypress Equipment Fund II, Ltd.

     We have audited the accompanying balance sheets of Cypress Equipment Fund II, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Equipment Fund II, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

     As discussed in Note 10, the Partnership is winding down its operation.

                                SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                   Certified Public Accountants

Clearwater, Florida
March 1, 2001

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS EQUIPMENT FUND II, LTD.
BALANCE SHEETS
DECEMBER 31,
2000 ----	1999 ----

ASSETS
Rental Equipment, at Cost
  Less:  Accumulated Depreciation

Rental Equipment Held for Sale
Deposit on Equipment
Investment In Partnerships
Deferred Debt Costs (Net of Accumulated Amortization of $3,000
and $2,000, Respectively)
Rent and Sales Proceeds Receivable
Accounts Receivable
Prepaid Expense
Cash and Cash Equivalents

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable
Payable to:  General Partners
             Others
Unearned Revenue

    Total Liabilities

Partners' Equity:
Limited Partners (36,469 units
outstanding at December 31, 2000
and 1999)
General Partners

    Total Partners' Equity

    Total Liabilities and Partners'
    Equity

$    680,825

(291,787)
-------------
389,038

0
3,118,969
278,317

0
0
6,000
0
1,982,548
------------
$ 5,774,872
============

$ 1,607,824
50,107
83,381
508
------------
1,741,820
------------

4,311,651
(278,599)
------------
4,033,052
------------
$ 5,774,872
============

$  8,977,593

(4,021,698)
-------------
4,955,895

2,932,078
3,118,969
317,828

1,000
524,848
0
22,248
2,680,389
------------
$14,553,255
============

$ 1,500,921
2,012,014
433,953
18,258
------------
3,965,146
------------

10,801,153
(213,044)
------------
10,588,109
------------
$14,553,255
============

The accompanying notes are an integral part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
2000 ----	1999 ----	1998 ----

Revenues:
Rental Income
Interest Income
Gain on Sale of
 Rental Equipment
Gain (Loss) on Sale of Rental Equipment Held for Sale
Write Down of Equipment
Recovery on Write Down

Total Revenues

Operating Expenses:
Management Fees-General
 Partners
Incentive Management Fee-
 General Partner
Equipment Resale Fee-
 General Partner
General & Administrative:
  Affiliate
  Other
Interest Expense
Depreciation and Amortization

  Total Operating Expenses

Net Income (Loss) Before
Equity in Income of
Partnerships

Equity in Partnerships
Gain on Sale of Investment in Partnership

Net Income (Loss)

Allocation of Net Income(Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000
Limited Partnership Unit
Outstanding

Number of Limited Partnership Units

$   485,966
76,940

425,843

(22,256)
0
50,000
-----------
1,016,493
 -----------

59,893

638,690

151,752

38,771
202,831
106,903

298,972
-----------
1,497,812
-----------

(481,319)

102,486

0
-----------
$ (378,833)
===========

$ (375,045)
(3,788)
-----------
$ (378,833)
===========

$   (10.28)
===========

36,469
===========

$ 3,066,577
245,807

307,191

4,065,348
(861,681)
0
-----------
6,823,242
-----------

65,351

516,477

1,970,078

54,517
872,992
225,651

1,531,154
-----------
5,236,220
-----------

1,587,022

662,349

9,302,438
-----------
$11,551,809
===========

$11,436,291
115,518
-----------
$11,551,809
===========

$   313.59
===========

36,469
===========

$ 4,803,888
200,738

3,092,697

639,250
0
0
-----------
8,736,573
-----------

299,802

0

0

57,804
1,058,425
1,424,978

2,577,322
-----------
5,418,331
-----------

3,318,242

1,242,123

0
-----------
$ 4,560,365
===========

$ 4,514,761
45,604
-----------
$ 4,560,365
===========

$   123.80
===========

36,469
===========

The accompanying notes are an integral part
of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
Limited Partners' Equity --------	General Partners' Deficit --------	Total Partners' Equity --------

Balance at December 31, 1997

Net Income - 1998

Distributions - 1998

Balance at December 31, 1998

Net Income - 1999

Distributions - 1999

Balance at December 31, 1999

Net Loss - 2000

Distributions - 2000

Balance at December 31, 2000

$27,707,925 4,514,761 (5,470,350) ----------- 26,752,336 11,436,291 (27,387,474) ----------- 10,801,153 (375,045) (6,114,457) ----------- $ 4,311,651 ===========	$ (42,273) 45,604 (55,253) --------- (51,922) 115,518 (276,640) --------- (213,044) (3,788) (61,767) ---------- $ (278,599) ==========	$27,665,652 4,560,365 (5,525,603) ----------- 26,700,414 11,551,809 (27,664,114) ------------ 10,588,109 (378,833) (6,176,224) ----------- $ 4,033,052 ===========

The accompanying notes are an integral part
of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
	2000 ----	1999 ----	1998 ----

Cash Flows from Operating Activities:
 Net Income (Loss)
 Adjustments to
 Reconcile Net Income
 (Loss) to Net Cash
 Provided by Operating
 Activities:
  (Gain)Loss on Sale of   Equipment
  Depreciation and    Amortization
  Deferred Interest on    Notes Payable
  Write Down of Equipment
  Equity in Income of    Investment In    Partnerships
  (Gain) on Sale of    Investment in    Partnership
  Changes in Operating    Assets and Liabilities:
   Decrease in Rental     Equipment Held for     Sale
   (Increase) Decrease in     Rent Receivable
   (Increase) Decrease in
    Accounts Receivable     Other
   (Increase) Decrease in
    Prepaid Expenses
   Increase (Decrease) in
    Interest Payable
   Increase (Decrease) in
    Payable to:
    General Partners
    Other
  Increase (Decrease) in
   Unearned Revenue

     Net Cash Provided by
     Operating Activities

Cash Flows from Investing
Activities:
 Purchases of Rental     Equipment
 (Purchase)Decrease of   Direct Financing Lease
 Investment in   Partnerships
 Distributions Received
 (Exercise) Sale of   Options
 Proceeds from Sale of   Equipment
 Sale Federal Paper Board
 Proceeds from Casualty of
  Option

Net Cash Provided by (Used In) Investing Activities

Cash Flows from Financing
Activities:
 Payment of Notes Payable
 (Increase) Decrease in   Deferred Debt Costs
 Distributions to Partners

   Net Cash Used In    Financing Activities

Decrease in Cash and Cash
Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$ (378,833)

(425,843)

298,972

106,903
0

(102,486)

0

2,932,078

524,848

(6,000)

22,248

0

(1,961,907)
(350,572)

(17,750)
-----------

641,658
-----------

0

0

0
141,997

0

4,696,228
0

0
-----------

4,838,225
-----------

0

(1,500)
(6,176,224)
-----------

(6,177,724)
-----------

(697,841)

2,680,389
-----------

$1,982,548
===========

$11,551,809

(307,191)

1,531,154

148,721
861,681

(662,455)

(9,302,438)

3,672,601

(8,663)

5,508

75,489

(48,187)

1,910,706
(17,658)

(4,751)
-----------

9,406,326
-----------

0

0

0
1,332,424

(6,880,009)

12,116,236
15,810,422

5,733
-----------

22,384,806
-----------

(5,145,530)

(3,550)
(27,664,114)
-----------

(32,813,194)
-----------

(1,022,062)

3,702,451
-----------

$2,680,389
===========

$ 4,560,365

(3,092,697)

2,577,322

246,744
0

(1,242,123)

0

432,472

200,468

6,492

22,733

(93,593)

(86,635)
182,986

23,009
------------

3,737,543
------------

(345,456)

26,369

(20,682)
3,744,439

0

10,430,101
0

0
-----------

13,834,771
-----------

(12,833,920)

9,548
(5,525,603)
-----------

(18,349,975)
-----------

(777,661)

4,480,112
-----------

$ 3,702,451
===========

Supplemental Cash Flow Information:
Interest Paid	$ 0 ===========	$ 125,117 ===========	$1,271,827 ===========

Non-Cash Activities:

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

Notes Payable in 2000 were increased by $106,903 the amount of Deferred Interest on Notes Payable.

The accompanying notes are an integral part
of these financial statements.

    Cypress Equipment Fund II, Ltd.

   NOTES TO FINANCIAL STATEMENTS
    December 31, 2000

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

     As of December 31, 2000, the Partnership has received Limited and General Partner capital contributions of $36,469,000 and $2,000, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

     The Partnership utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized as obligations are incurred.

Cash and Cash Equivalents

     It is the Partnership's policy to include all money market funds and Repurchase Agreements in Cash and Cash Equivalents.

Concentration of Credit Risk

     Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash investments. The cash investments are placed in high credit quality financial institutions and in a money market mutual fund that is managed by a wholly owned subsidiary of Raymond James Financial, Inc. The Partnership receives rental income exclusively from lessees. Management does not believe that significant credit risk exists in relation to these accounts at December 31, 2000.

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

     In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, the Fund reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no write-downs required during 2000.

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

Per Unit Computations

     Per unit computations are based on 36,469 of $1,000 limited partnership units outstanding for 2000, 1999, and 1998, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

General Partners

     The General Partners have contributed a total of $2,000 to the Partnership.

     In accordance with the terms of the Limited Partnership Agreement, the Administrative and Managing General Partners were paid or had accrued acquisition fees of $0, $43,525, and $0 for services related to locating and leasing equipment (2.85% of the purchase price); equipment management fees of $59,893, $65,351, and $299,802, (5% of gross rentals from rental equipment subject to operating leases, 2% of gross rentals from rental equipment subject to full payout leases, or 1% of gross rentals from rental equipment subject to operating leases for which the Administrative and Managing General Partners arrange for and actively supervise the performance of services); incentive management fees of $638,690, $516,477, $0; resale fees of $151,752, $1,970,078, $0 in 2000, 1999, and 1998, respectively. Gross rentals for purposes of calculating equipment management fees include cash revenues received by the Partnership subsequent to the date of purchase including cash revenues that relate to periods prior to the date of purchase. General Partner distributions were $61,767, $276,640, and $55,253 for 2000, 1999, and 1998, respectively.

Affiliates of the General Partner

     The following amounts were paid or accrued to affiliates of the General Partners: $38,771 in 2000, $54,517 in 1999, and $57,804 in 1998 for reimbursement of general and administrative expenses on an accountable basis.

NOTE 4 - LEASES

     The initial lease terms of the equipment are generally 5 to 25 years. Future minimum rentals to be received from the operating leases at December 31, 2000, are as follows:

                    Year Ending
                    December 31,                       Amount
                     ------------                    ------------
                       2001                          $    100,507
                       2002                                66,000
                       2003                                66,000
                       2004                                49,500
                       2005                                     0
                       Thereafter                               0
                                                     ------------
                                                     $    282,007
                                                     ============
NOTE 5 - DEPOSIT ON EQUIPMENT

     During 1996 the Partnership paid $3,109,549 for the right to obtain title to certain equipment on December 31, 2002, at the expiration of the lease.

NOTE 6 - INVESTMENT IN PARTNERSHIPS

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

     The following is a summary of the Investment in Partnerships:
	December 31, 2000 -------------	December 31, 1999 ------------
Investment in Cypress Access Container	$ 1,481,879	$ 1,481,879
Acquisition Expense	48,506	48,506
Cumulative Distributions Cumulative Equity in Income Net Investment Total Investment in Partnerships	(1,916,588) 664,520 ------------ $ 278,317 ============ $ 278,317 =============	(1,774,591) 562,034 ------------ $ 317,828 ============ $ 317,828 =============

CYPRESS ACCESS CONTAINER PARTNERS ------------------------	DECEMBER 31, 2000 ------------	DECEMBER 31, 1999 -----------
SUMMARIZED BALANCE SHEET: ASSETS: Cash Rent Receivable Other receivable Containers, net of accumulated depreciation Organization costs, net of accumulated amortization Total Assets	$ 20,207 55,322 56,404 329,345 0 ------------ $ 461,278 ============	$ 3,131 68,926 106,090 614,696 16,430 ------------ $ 809,273 ============
LIABILITIES AND PARTNERS' EQUITY: Accrued Expenses Note Payable Partner's Equity - Access Partner's Equity - Cypress Total Liabilities and Partners' Equity	$ 0 0 230,639 230,639 ------------ $ 461,278 ============	$ 2,948 266,025 270,150 270,150 ------------ $ 809,273 ============

SUMMARIZED STATEMENT OF OPERATIONS:
Rental Income Gain on Sale of Containers Interest Income Total Income Expenses: General & Administrative Interest Expense Depreciation & Amortization Total Expenses	$ 249,307 114,391 233 ------------ 363,931 ------------ 5,780 8,241 144,938 ------------ 158,959 ------------	$ 370,557 256,230 211 ------------- 626,998 ------------- 4,583 48,284 222,657 ------------ 275,524 ------------
Net Income Other Partner's Share of Net Income Cypress' Share of Net Income	$ 204,972 ============ $ 102,486 102,486 ----------- $ 204,972 ============	$ 351,474 ============ $ 175,737 175,737 ----------- $ 351,474 ============

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following:
	December 31, 2000 -----------	December 31, 1999 -----------
Non-recourse note payable secured by residual proceeds after lease termination in 2002 with fixed interest rate of 7%. Interest is added to principal.	$ 1,607,824 -----------	$ 1,500,921 -----------
TOTAL	$ 1,607,824 ===========	$ 1,500,921 ===========

The aggregate amounts of principal payments due in the years after December 31, 2000 are : 2001 - $0; 2002 - $0; 2003 - $1,607,824.

NOTE 8 - TAXABLE INCOME

    The Partnership's taxable income/(loss) differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is reconciliation between net income as reported and Partnership income (loss) for tax purposes:

2000 ----	1999 ----	1998 ----

Net income (loss) per financial statements

Tax gain in excess of (less
than) financial gain on sale of equipment

(Additional) less tax
depreciation

Adjustment to Direct Financing Lease from tax to financial statements

Other Adjustments

Additional taxable gains
(losses) from Investment in
Partnerships

Partnership income (loss) for
tax purposes

$ (378,833) 1,939,535 (27,484) (50,000) 0 0 ------------ $ 1,483,218 ============	$11,551,809 1,850,896 36,803 861,681 (106,514) 1,625,173 ------------ $15,819,848 ============	$ 4,560,365 1,338,921 (672,679) 245,901 6,864 (360,349) ------------ $ 5,119,023 ============

NOTE 9 - MAJOR LESSEE INFORMATION

     Three leases accounted for $300,000, $131,966, and $54,000 of the rental income for the year ended December 31, 2000. Four leases accounted for $1,485,940, $507,870, $349,563 and $287,500 of rental income for the year ended December 31, 1999. Four leases accounted for $1,879,121, $940,749, $634,395 and $609,444 for the year ended December 31, 1998.

NOTE 10 - OTHER

     The Partnership is beginning to wind down its operations. Dissolution will occur after the Partnership's last asset is sold. This will probably occur in 2003.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA

Year 2000     Quarter 1        Quarter 2       Quarter 3       Quarter 4
             3/31/2000        6/30/2000       9/30/2000       12/31/2000
Total
Revenues      $ 697,528       $   79,467      $ (288,696)     $ 528,194

Net Income
(Loss)        $  58,620       $ (350,253)     $ (514,440)     $ 427,240

Distributions
To Limited
Partners Per
Weighted
Average
Limited
Partnership
Unit
Outstanding   $  127.94        $   24.32       $   7.70        $   7.70

Earnings
(Loss) Per
Weighted
Average
Limited
Partnership
Unit
Outstanding    $   1.59        $   (9.51)      $ (13.97)       $  11.60

Year 1999      Quarter 1      Quarter 2      Quarter 3      Quarter 4
               3/31/1999      6/30/1999      9/30/1999      12/31/1999
Total
Revenues       $3,115,953     $5,018,424     $1,031,468    $(2,342,603)

Net Income
(Loss)         $2,533,193     $4,597,134     $9,076,885    $(4,655,403)

Distributions
To Limited
Partners Per
Weighted
Average
Limited
Partnership
Unit
Outstanding    $   25.00      $   100.00      $  606.78     $   19.20

Earnings
(Loss) Per
Weighted
Average
Limited
Partnership
Unit
Outstanding    $   68.77      $   124.80      $  246.40     $ (126.38)

NOTE 12 - SUBSEQUENT EVENTS

     On January 31, 2001, the Partnership paid distributions of $1,263,651 to the Limited Partners and $394,031 to the General Partners.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

     The General Partners of Cypress Equipment Fund II, Ltd., as purchasers of Partnership units, own 0 units of the outstanding securities of the Partnership as of December 31, 2000. Directors and officers of the General Partners of Cypress Equipment Fund II, Ltd. own 0 units of the outstanding securities of the Partnership as of December 31, 2000.

     The Registrant is a Limited Partnership and therefore does not have voting securities. To the knowledge of the Partnership, no person owns of record, or beneficially, more than 5% of the Partnership's outstanding units.

Item 13.     Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees  are payable to the General Partners and their affiliates during the organization and operations of the Partnership. The amounts and kinds  of compensation and fees are described on pages 19 through 23 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended December 31, 2000, 1999, and 1998.

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
                Trustee" ) under BLC Trust No. 92-1
                and State Street Bank and Trust
                Company of Connecticut, National
                Association ("Security Trustee")                  **
    28.05       NOTE PURCHASE AGREEMENT dated as of
                February 1, 1993 re: BLC Trust No.
                92.1 among BLC Corporation ("Trustor"),
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
                Party" )                                           **
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
                ("Assignee").                                     **
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
                Agent" ).                                          **
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
                designated in writing by Holder, I
                lawful money of the United States of
                America in immediately available
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
                Party" ).                                          **
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
    28.53       This Purchase and Sale Agreement is
                entered into as of January 7, 2000 by
                and between Cypress Equipment Fund II,
                Ltd., a Florida limited partnership
                ("Seller") and GATX Third Aircraft
                Corporation, a Delaware Corporation
                ("Buyer").                                        **
    28.54       This Purchase and Sale Agreement is
                entered into as of February 4, 2000 by
                and between Cypress Equipment Fund II,
                Ltd., a Florida limited partnership
                ("Seller") and GATX Third Aircraft
                Corporation, a Delaware Corporation
                ("Buyer").                                        **
    28.55       Offer to Purchase Agreement between
                Aviation Services of American ("Buyer")
                 and Cypress Equipment Fund II, Ltd.,
                Owner AC703 ("Seller") dated May 29,
                2000.                                             **
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

                                    Cypress Equipment Fund II, Ltd.

Date: April 30, 2001                By:  /s/J. Davenport Mosby, III
                                          ----------------------------
                                    J. Davenport Mosby, III
                                    President
                                     RJ Leasing - 2, Inc.
                                    A General Partner

Date: April 30, 2001                By:  /s/Stephen R. Harwood
                                          ----------------------------
                                    Stephen R. Harwood
                                    President
                                     Cypress Equipment Management Corp.II

Date: April 30, 2001                By:  /s/Alex A. Najjar
                                          ----------------------------
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

                                    Cypress Equipment Fund II, Ltd.

ATTEST:

By: /s/ Stephen R. Harwood               By:/s/J. Davenport Mosby, III
Stephen R. Harwood                       J Davenport Mosby, III
President                                President
Cypress Equipment Management Corp. II    RJ Leasing - 2, Inc.