Form 10-Q
period 2001-03-31
CYPRESS EQUIPMENT FUND II LTD
filed 2001-05-14
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended               March 31, 2001

Commission File Number            0-21256

                     Cypress Equipment Fund II, Ltd.
     (Exact name of Registrant as specified in its charter)

            Florida                           59 -3082723
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification No.)

880 Carillon Parkway, St. Petersburg, Florida        33716
   (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (727)573-3800

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
Title of Each Class                        March 31, 2001

Units of Limited Partnership
Interest:  $1,000 per unit                     36,469

DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II, 2000 Form 10-K, filed with the
Securities and Exchange Commission on April 20, 2001
Parts III and IV - Form S-1 Registration Statement
and all amendments and supplements thereto
File No. 33-44119

PART I - Financial Information
Item 1. Financial Statements

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
BALANCE SHEETS
March 31, 2001	December 31, 2000

ASSETS
Rental Equipment, at Cost
  Less:  Accumulated Depreciation

Deposit on Equipment
Investment In Partnerships
Rent and Sales Proceeds Receivable
Accounts Receivable
Cash and Cash Equivalents

   Total Assets

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable
Payable to:  General Partners
             Others
Unearned Revenue

   Total Liabilities

Partners' Equity:
Limited Partners (36,469 units outstanding at March 31, 2001 and December 31, 2000)
General Partners

   Total Partners' Equity

   Total Liabilities and Partners'    Equity

(Unaudited)

$   680,825
(304,755)
-----------
376,070

3,118,969
216,217
5,500
0
276,605
-----------
$ 3,993,361
============

$ 1,635,477
7,252
746
508
------------
1,643,983
------------

2,644,815
(295,437)
------------
2,349,378
------------
$ 3,993,361
============

(Audited)

$   680,825
        (291,787)
-----------
389,038

3,118,969
278,317
0
6,000
1,982,548
-----------
$ 5,774,872
============

$ 1,607,824
50,107
83,381
508
------------
1,741,820
------------

4,311,651
(278,599)
------------
4,033,052
------------
$ 5,774,872
============

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
2001 ----	2000 ----

Revenues:
Rental Income
Interest Income
Gain on Sale of Equipment
Gain on Sale of Other

Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Fees-General Partners
Resale Fees-General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization

  Total Operating Expenses

Net Income(Loss)

Allocation of Net Income(Loss):
  Limited Partners
  General Partners

Net Income per $1,000 Limited Partnership Unit Outstanding

Number of Limited Partnership Units Outstanding

$   28,002
9,788
0
6,242
-----------
44,032
-----------

2,783

381,266
0

4,469
22,151
27,653
12,968
-----------
451,290
-----------
$ (407,258)
===========

$ (403,185)
(4,073)
-----------
$ (407,258)
===========

$   (11.06)
===========

36,469
===========

$  163,655
40,050
121,144
372,679
-----------
697,528
-----------

34,078

259,961
112,991

3,726
102,022
25,814
100,316
-----------
638,908
-----------
$   58,620
===========

$   58,034
586
-----------
$   58,620
===========

$     1.59
===========

36,469
===========

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Income(Loss)
Adjustments to Reconcile  Net  Income to Net Cash  Provided by Operating  Activities:
  (Gain) on Sale of    Equipment
  Depreciation and    Amortization
  Deferred Interest on    Notes Payable
Changes in Operating Assets and Liabilities:
 Decrease in Rental   Equipment Held for    Sale
  (Increase) Decrease in    Rents Receivable
  (Increase) Decrease in    Prepaid Expenses
  (Increase) Decrease in    Accounts Receivable-
         Others
  Increase (Decrease) in
   Payable to:
    General Partners
    Other
  Increase (Decrease) in    Unearned Revenue

Net Cash Provided by (Used In) Operating Activities

Cash Flows from Investing Activities:
 Distributions Received
 Proceeds from Sale of   Equipment

Net Cash Provided By Investing Activities

Cash Flows from Financing Activities:
 Distributions to Limited   Partners
 Distributions to General   Partners

Net Cash (Used In) Provided by Financing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$  (407,258)

0

12,968

27,653

0

(5,500)

0

6,000

(42,855)
(82,634)

0
-----------

(491,626)
-----------

62,099
0
-----------

62,099

-----------

(1,263,651)

(12,765)

-----------
(1,276,416)

-----------
(1,705,943)

1,982,548
-----------

$  276,605
===========

$   58,620

(121,144)

100,316

25,814

2,244,035

497,812

(8,661)

0

131,375
(389,418)

(18,000)
-----------

2,520,749
-----------

31,564
3,447,146
-----------

3,478,710

-----------

(4,665,955)

(47,130)

-----------
(4,713,085)

-----------
1,286,374

2,680,389
-----------

$3,966,763
===========

Supplemental Cash Flow Information:
Interest Paid	$ 0 ===========	$ 0 ===========

Non-Cash Activities:

Notes Payable in 2001 were increased by $27,653, the amount of Deferred Interest on Notes Payable.

Notes Payable in 2000 were increased by $25,814, the amount of Deferred Interest on Notes Payable.

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

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

     There were no additional borrowing or payments for the three months ended March 31, 2001.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND          AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended March 31, 2001:

     Equipment Management Fees          $  2,783
     General and Administrative Costs      4,469
     General Partners' Distributions      12,765
     Incentive Fees                      381,266

NOTE 4 - BASIS OF PREPARATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $276,605 at March 31, 2001, represents cash of $35,661, a repurchase agreement of $229,000, and money market mutual funds of $11,944.

NOTE 6 - SUBSEQUENT EVENTS
None.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000.

     The Partnership is beginning to wind down its operations.  The Partnership has sold significant assets.  The remaining assets include:  two sets of machine tools on lease to third parties; a 50% interest in a partnership which leases and sells intermodal marine containers and chassis; and a deposit for the right to obtain title to a specialty tug and barge on December 31, 2002, at the expiration of the lease.

     As a result of the sales of rental equipment rental income decreased to $28,002 for the three months ended March 31, 2001, from $163,655 for the three month period ended March 31, 2000. Interest income decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000 because of lower average balances of cash for investment. During the three months ended March 31, 2001, the Partnership did not sell any equipment. During the three months ended March 31, 2000, the Partnership sold Equipment Held for Sale with a Book Cost of $2,244,035 for net proceeds of $2,616,714 resulting in a gain on sale of $372,679. During the three months ended March 31, 2000, Rental Equipment with a book value of $3,326,002 was sold for net proceeds of $3,447,146 resulting in a gain on sale of $121,144.

     The 4% incentive management fee was earned with the August 10, 1999, distribution as each Limited Partner has received cumulative cash distributions equal to his capital contribution. The 19% incentive management fee was earned in total with the April 2000 distribution as all Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date. For this reason incentive management fees increased from $259,961 for the three months ended March 31, 2000 to $381,266 for the three months ended March 31, 2001. Equipment resale fees decreased from $112,091 for the three months ended March 31, 2000, to $0 for the three months ended March 31, 2001. The equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date. This decrease is due to no sales of equipment for the three months ended March 31, 2001.

     Interest expense was comparable the three months ended March 31, 2001, as compared the three months ended March 31, 2000. Depreciation expense decreased for the three months ended March 31, 2001 versus 2000, due to a lower average depreciable basis of equipment.

     The net effect of the above revenue and expense items resulted in a net loss of $407,258 for the three months ended March 31, 2001, compared to a net income of $58,620 for the three months ended March 31, 2000.

     During the three months ended March 31, 2001, the Partnership did not incur any additional borrowing and made $0 of principal payments on notes.

Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet administrative expenses. Cash and Cash Equivalents at March 31, 2001, future rental income, interest income, and distributions needs will fund these short-term needs.

     For the three months ended March 31, 2001, the Partnership had a net loss of $407,258. After adjusting net loss during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash used by operating activities was $491,626. Cash provided by investing activities consisted of $62,099 of distributions from the Investment in Partnerships. Cash used in financing activities was to pay cash distributions to limited and general partners of $1,276,416. In total, during the three months ending March 31, 2001, Cash and Cash Equivalents decreased $1,705,943 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of March 31, 2001, of $276,605.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at March 31, 2001, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)

March 31, 2001

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

    a)    Exhibits - None.
    b)    Reports on Form 8-K -None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Cypress Equipment Fund II, Ltd.
                            RJ Leasing - 2, Inc.
                            Administrative General Partner

Date:  May 15, 2001         By:  /s/J. Davenport Mosby, III
                            J. Davenport Mosby, III
                            President
                            RJ Leasing - 2, Inc.
                            A General Partner

Date:  May 15, 2001         By:  /s/Stephen R. Harwood
                            Stephen R. Harwood
                            President
                            Cypress Equipment Management Corp. II

Date:  May 15, 2001         By:  /s/Alex A. Najjar
                            Alex A. Najjar
                            Executive Vice President
                            Cypress Equipment Management Corp. II