Form 10-Q
period 2001-06-30
CYPRESS EQUIPMENT FUND II LTD
filed 2001-08-10
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                        June 30, 2001

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
    Title of Each Class                                      June 30, 2001

Units of Limited Partnership
Interest:  $1,000 per unit                                      36,469

DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II, 2000 Form 10-K, filed with the
Securities and Exchange Commission on April 20, 2001
Parts III and IV - Form S-1 Registration Statement
and all amendments and supplements thereto
File No. 33-44119

PART I - Financial Information
   Item 1. Financial Statements

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
BALANCE SHEETS
June 30, 2001	December 31, 2000

ASSETS
Rental Equipment, at Cost
  Less:  Accumulated Depreciation

Deposit on Equipment
Investment In Partnerships
Accounts Receivable
Cash and Cash Equivalents

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable
Payable to:  General Partners
             Others
Unearned Revenue

    Total Liabilities

Partners' Equity:
Limited Partners (36,469 units outstanding
at June 30, 2001 and December 31, 2000)
General Partners

    Total Partners' Equity

    Total Liabilities and Partners' Equity

(Unaudited)

$ 680,825
(317,723)
------------
363,102
------------
3,118,969
17,853
0
473,948
------------
$ 3,973,872  ============

 $ 1,664,098
2,120
995
4,342
------------
1,671,555
------------

 2,598,224
(295,907)
------------
2,302,317
------------
$ 3,973,872
============

(Audited)

$ 680,825
(291,787)
------------
389,038
------------
3,118,969
278,317
6,000
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

Revenues:
Rental Income
Interest Income
Gain on Sale of Equipment
Gain on Sale of Other

Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Fees-General Partners
Resale Fees-General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization

  Total Operating Expenses

Net Loss

Allocation of Net Income(Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000 Limited
Partnership Unit Outstanding

Number of Limited Partnership Units
Outstanding

$ 56,004
12,323
0
6,242
-----------
74,569
-----------

4,628
381,266
0

15,670
45,115
56,274
25,936
-----------
528,889
-----------

$ (454,320)
===========

$ (449,777)
(4,543)
-----------
$ (454,320)
===========

$   (12.33)
===========

36,469
===========

$ 273,309
62,003
69,244
372,439
-----------
776,995
-----------

42,921
469,242
112,991

18,361
206,338
52,532
166,243
-----------
1,068,628
-----------

$ (291,633)
===========

$ (288,717)
(2,916)
-----------
$ (291,633)
===========

$    (7.92)
===========

36,469
===========

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30,
2001 ----	2000 ----

Revenues:
Rental Income
Interest Income
Gain (Loss) on Sale of Equipment
Gain (Loss) on Sale of Other

Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Fees-General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization

  Total Operating Expenses

Net Loss

Allocation of Net Income (Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000 Limited
Partnership Unit Outstanding

Number of Limited Partnership Units
Outstanding

$ 28,002
2,535
0
0
-----------
30,537
-----------

1,845
0

11,201
22,964
28,621
12,968
-----------
77,599
-----------
$ (47,062)
===========

$ (46,591)
(471)
-----------
$ (47,062)
===========

$   (1.28)
===========

36,469
===========

$ 109,654
21,953
(51,900)
(240)
-----------
79,467
-----------

8,843
209,281

14,635
104,316
26,718
65,927
-----------
429,720
-----------
$ (350,253)
===========

$ (346,750)
(3,503)
-----------
$ (350,253)
===========

$    (9.51)
===========

36,469
===========

The accompanying notes are an integral
part of these financial statements.

 CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,
	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Income (Loss)
  Adjustments to Reconcile Net
  Income to Net Cash Provided by
  Operating Activities:
  (Gain) on Sale of Equipment
  Depreciation and Amortization
  Deferred Interest on Notes Payable
  Changes in Operating Assets and
  Liabilities:
  (Increase) Decrease in Equipment
  Held for Sale
  (Increase) Decrease in Rents
  Receivable
  (Increase) Decrease in Accounts
  Receivable - General
  (Increase) Decrease in Prepaid
  Expenses
  Increase (Decrease) in Payable to:
     General Partners
     Other
  Increase (Decrease) in Unearned
  Revenue

      Net Cash Provided by (Used In)
      Operating Activities

Cash Flows from Investing
Activities:
  Distributions Received
  Proceeds from Sale of Equipment
  Investment in Partnerships

      Net Cash Provided By Investing
      Activities

Cash Flows from Financing
Activities:
   Distributions to Limited Partners
   Distributions to General Partners

       Net Cash (Used In) Provided
       by Financing Activities

Increase (Decrease) in Cash and Cash
Equivalents

Cash and Cash Equivalents at
Beginning of Period

Cash and Cash Equivalents at End of
Period

  $(454,320)

0
25,936
56,274

0

0

6,000

0

(47,987)
(82,385)

3,834
------------

(492,648)
------------

262,464
0
(2,000)
-----------

260,464
-----------

(1,263,651)
(12,765)
-----------

(1,276,416)
-----------

(1,508,600)

1,982,548
-----------

$  473,948
===========

$ (291,633)

(69,244)
166,243
52,532

2,244,035

455,193

19,466

5,373

(2,001,819)
(349,440)

2,000
------------

232,706
------------

60,519
3,395,245
0
-----------

3,455,765
-----------

(5,552,835)
(56,091)
-----------

(5,608,926)
-----------

(1,920,454)

2,680,389
-----------

$  759,935
===========

Supplemental Cash Flow Information:
Interest Paid	$ 0 ===========	$ 0 ===========

Non-Cash Activities:

Notes Payable in 2000 were increased by $52,532, the amount of Deferred Interest on
Notes Payable.

Notes Payable in 2001 were increased by $56,274, the amount of Deferred Interest on
Notes Payable.

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

June 30, 2001

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

     During the six months ended June 30, 2001, there was no additional borrowing or payments.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 2001:

     Equipment Management Fees             $ 4,628
     General and Administrative Costs       15,670
     General Partners' Distributions        12,765
     Incentive Fees                        381,266
     Resale Fees                                 0

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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $473,948 at June 30, 2001 represents cash of $44,286, a repurchase agreement of $415,000 and money market mutual funds of $14,662.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000.

     Rental income decreased to $56,004 for the six months ended June 30, 2001, from $273,309 for the six month period ended June 30, 2000. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. This decrease was primarily due to a decreased average balance of cash available for investment and lower interest rates. During the six months ended June 30, 2001, the Partnership did not sell any equipment. During the six months ended June 30, 2000, rental equipment with a book value of $3,326,002 was sold for net proceeds of $3,395,245 resulting in a gain on sale of $69,244. During the six months ended June 30, 2000, the partnership sold equipment held for sale with a book cost of $2,244,035 for net proceeds of $2,616,474 resulting in a gain on sale of $372,439.

     Incentive management fees decreased from $469,242 for the six months ended June 30, 2000, to $381,266 for the six months ended June 30, 2001. The 4% incentive management fee was earned with the August 10, 1999 distribution, as each Limited Partner has received cumulative cash distributions equal to his capital contributions. Equipment resale fees decreased from $112,991 for the six months ended June 30, 2000, to $0 for the six months ended June 30, 2001. The equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each Limited Partner's closing date.

     Interest expense increased to $56,274 for the six months ended June 30, 2001, as compared to $52,532 for the six months ended June 30, 2000. This increase was due to an accrual for a balloon loan. Depreciation expense decreased for the six months ended June 30, 2001 versus 2000, due to a lower average depreciable basis of equipment.

     The net effect of the above revenue and expense items resulted in a net loss of $454,320 for the six months ended June 30, 2001, compared to net loss of $291,633 for the six months ended June 30, 2000.

      During the six months ended June 30, 2001, the Partnership did not incur any additional borrowing and made $0 of principal payments on notes.

Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

     Rental income decreased to $28,002 for the three months ended June 30, 2001 as compared to rental income of $109,654 for the three months ended June 30, 2000. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income decreased for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. This was due to a decreased level of cash available for investment and lower interest rates.

     During the three months ended June 30, 2001, the Partnership did not sell any equipment as compared to a loss on sale of equipment held for sale of $51,900 for the three months ended June 30, 2000. Incentive management fees decreased from $209,281 for the three months ended June 30, 2000 to $0 for the three months ended June 30, 2001. This was due to the fact that no distributions were made for the three months ended June 30, 2001.

     Interest expense increased to $28,621 for the three months ended June 30, 2001, as compared to $26,718 for the three months ended June 30, 2000. This increase was due to an interest accrual for a balloon loan. Depreciation expense decreased for the three months ended June 30, 2001 versus 2000. This decrease was primarily due to equipment coming off lease or being sold in the intervening period.

     The net effect of the above revenue and expense items resulted in a net loss of $47,062 for the three months ended June 30, 2001, compared to a net loss of $350,253 for the three months ended June 30, 2000.

Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at June 30, 2001, future rental income, interest income, and sales proceeds.

     For the six months ended June 30, 2001, the Partnership had a net loss of $454,320. After adjusting net income during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash used in operating activities was $492,648. Cash provided by investing activities consisted of $262,464 of distributions from the Investment in Partnerships and an additional $2,000 Investment in Partnerships. Cash used in financing activities was to pay cash distributions to limited and general partners of $1,276,416. In total, during the six months ending June 30, 2001, Cash and Cash Equivalents decreased $1,508,600 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of June 30, 2001, of $473,948.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at June 30, 2001, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

    a)     Exhibits - None.

    b)     Reports on Form 8-K -None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cypress Equipment Fund II, Ltd.

Date:  July 27, 2001                   By:   /s/J. Davenport Mosby, III
                                             J. Davenport Mosby, III
                                             President
                                             RJ Leasing - 2, Inc.
                                             A General Partner

Date:  July 27, 2001                   By:   /s/Stephen R. Harwood
                                             Stephen R. Harwood
                                             President
                                             Cypress Equipment Management Corp. II

Date:  July 27, 2001                   By:   /s/Alex A. Najjar
                                             Alex A. Najjar
                                             Executive Vice President
                                             Cypress Equipment Management Corp. II