Form 10-Q
period 2001-09-30
CYPRESS EQUIPMENT FUND II LTD
filed 2001-11-02
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                        September 30, 2001

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
   Title of Each Class                                       September 30, 2001

Units of Limited Partnership
Interest: $1,000 per unit                                           36,469

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2000 Form 10-K, filed with the
Securities and Exchange Commission on April 20, 2001
Parts III and IV - Form S-1 Registration Statement
and all amendments and supplements thereto
File No. 33-44119

PART I - Financial Information
Item 1. Financial Statements

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
BALANCE SHEETS
September 30, 2001	December 31, 2000

ASSETS
Rental Equipment, at Cost
     Less: Accumulated Depreciation

Deposit on Equipment
Investment In Partnerships
Accounts Receivable
Cash and Cash Equivalents

     Total Assets

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable
Payable to: General Partners
Others
Unearned Revenue

     Total Liabilities

Partners' Equity:
Limited Partners (36,469 units outstanding
at September 30, 2001 and December 31, 2000)
General Partners

     Total Partners' Equity

     Total Liabilities and Partners' Equity

(Unaudited)

$ 680,825
  (330,691)
------------
350,134
------------
3,118,969
107,372
0
490,912
------------
$ 4,067,387
============

 $ 1,692,718
5,340
747
508
------------
1,699,313
------------

2,663,324
(295,250)
------------
2,368,074
------------
$ 4,067,387
  ============

(Audited)

$ 680,825
  (291,787)
------------
  389,038
------------
3,118,969
278,317
6,000
1,982,548
------------
$ 5,774,872
============

 $ 1,607,824
50,107
83,381
508
-----------
1,741,820
-----------

4,311,651
(278,599)
------------
4,033,052
------------
$ 5,774,872
============

The accompanying notes are an integral
part of these financial statements.

 CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2001 ----	2000 ----

Revenues:
Rental Income
Interest Income
Gain on Sale of Equipment
Gain(Loss)on Sale of Equipment Held for Sale
Gain on Sale of Other

     Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Fees-General Partners
Resale Fees-General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization

     Total Operating Expenses

Net(Loss)Before Equity in Income of Partnership
Equity in Partnership

     Net (Loss)

Allocation of Net Income (Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000 Limited
Partnership Unit Outstanding

Number of Limited Partnership Units
Outstanding

$ 84,007
16,093
0
0
6,242
-----------
106,342
-----------

6,742
381,266
0

21,031
86,623
84,895
38,904
-----------
619,461
-----------
   (513,119)
124,557
-----------
$ (388,562)
===========

$ (384,676)
(3,886)
-----------
$ (388,562)
===========

$   (10.55)
===========

36,469
===========

$ 382,964
68,267
69,244
(404,615)
372,439
-----------
488,299
-----------

51,623
553,966
120,491

23,776
233,096
79,250
232,170
-----------
1,294,372
-----------
(806,073)
0
-----------
$ (806,073)
===========

$ (798,012)
(8,061)
-----------
$ (806,073)
===========

$   (21.88)
===========

36,469
 ===========

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2001 ----	2000 ----

Revenues:
Rental Income
Interest Income
Gain(Loss)on Sale of Equipment
  Held for Sale

     Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Fees-General Partners
Resale Fees-General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization

     Total Operating Expenses

Net(Loss) before Equity in Income of
  Partnership
Equity in Partnership

     Net Income (Loss)

 Allocation of Net Income (Loss):
  Limited Partners
    General Partners

Net Income (Loss) per $1,000 Limited
Partnership Unit Outstanding

Number of Limited Partnership Units
Outstanding

$ 28,003
3,770

0
-----------
31,773
-----------

2,114
0
0

5,361
41,508
28,621
12,968
-----------
90,572
-----------

(58,799)
124,557
-----------
$ 65,758
===========

$ 65,100
658
-----------
$ 65,758
===========

$   1.79
===========

36,469
===========

$ 109,655
6,264

(404,615)
-----------
(288,696)
-----------

8,702
84,724
7,500

5,415
26,758
26,718
65,927
-----------
225,744
-----------

(514,440)
0
-----------
$ (514,440)
===========

$ (509,296)
(5,144)
-----------
$ (514,440)
===========

$   (13.97)
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
    Equity in Income of Investment
  in Partnership
    Changes in Operating Assets
  and Liabilities:
   (Increase) Decrease in Equipment Held
  for Sale
   (Increase)Decrease in Rents Receivable
   (Increase) Decrease in Accounts
  Receivable - General
    (Increase)Decrease in Prepaid Expenses
    Increase (Decrease) in Payable to:
    General Partners
  Other
    Increase(Decrease)in Unearned Revenue
     Net Cash Provided by (Used in)      Operating Activities

Cash Flows from Investing Activities:
  Distributions Received
    Proceeds from Sale of Equipment
    Investment in Partnerships
          Net Cash Provided By Investing
     Activities

Cash Flows from Financing Activities:
  (Increase) in Deferred Debt
   Costs and Trustee Fees
   Distributions to Limited Partners
   Distributions to General Partners
     Net Cash (Used In) Provided
     by Financing Activities

(Decrease)in Cash and Cash Equivalents

Cash and Cash Equivalents at
Beginning of Period

Cash and Cash Equivalents at End
of Period

$ (388,562)

0
38,904
84,895

(124,557)

0
0

6,000
 0

(44,767)
(82,635)
0
------------
(510,722)
------------

297,502
0
(2,000)
-----------
295,502
-----------

0
(1,263,651)
(12,765)
-----------
(1,276,416)
-----------
(1,491,636)

1,982,548
-----------

$  490,912
===========

$ (806,073)

(69,244)
232,170
79,250

0

2,932,078
505,579

0
12,873

(1,993,303)
 (201,898)
(18,000)
------------
673,432
------------

91,855
3,395,246
0
-----------
3,487,101
-----------

(1,500)
(5,833,646)
(58,929)
-----------
(5,894,075)
-----------
(1,733,542)

2,680,389
-----------

$  946,847
===========

Supplemental Cash Flow Information:
Interest Paid	$ 0 ===========	$ 0 ===========

Non-Cash Activities:
Notes Payable in 2000 were increased by $79,250, the amount of Deferred Interest on Notes Payable.
Notes Payable in 2001 were increased by $84,895, the amount of Deferred Interest on Notes Payable.

The accompanying notes are an integral part
of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

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

        During the nine months ended September 30, 2001, there was no additional borrowing or payments.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

      The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 2001:

    Equipment Management Fees         $   6,742
    General and Administrative Costs      21,031
    General Partners' Distributions       12,765
    Incentive Fees                       381,266

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

NOTE 5 - CASH AND CASH EQUIVALENTS

    It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $490,912 at September 30, 2001, represents cash of $43,971, a repurchase agreement of $441,500, and money market mutual funds of $5,441.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000.

    Rental income decreased to $84,007 for the nine months ended September 30, 2001, from $382,964 for the nine month period ended September 30, 2000. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income decreased to $16,093 for the nine months ended September 30, 2001, as compared to $68,267 for the nine months ended September 30, 2000. This decrease was primarily due to a decreased average balance of cash for investment and lower interest rates. During the nine months ended September 30, 2001, the Partnership did not sell any equipment. During the nine months ended September 30, 2000, rental equipment with a book value of $3,326,002 was sold for net proceeds of $3,395,246 resulting in a gain on sale of $69,244. During the nine months ended September 30, 2000, the partnership sold equipment held for sale with a book cost of $4,056,729 for net proceeds of $2,899,901 resulting in a loss on sale of $32,176.

    Incentive management fees decreased from $553,966 for the nine months ended September 30, 2000 to $381,266 for the nine months ended September 30, 2001. The 4% incentive management fee was earned with the August 10, 1999 distribution, as each Limited Partner has received cash distributions equal to his capital contributions. Equipment resale fees decreased from $120,491 for the nine months ended September 30, 2000 to $0 for the nine months ended September 30, 2001 as no equipment was sold. The equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each Limited Partner's closing date.

    Interest expense increased to $84,895 for the nine months ended September 30, 2001, as compared to $79,250 for the nine months ended September 30, 2000. This increase was due to an accrual for a balloon loan. Depreciation expense decreased for the nine months ended September 30, 2001 versus 2000, due to a lower average depreciable basis of equipment.

    The net effect of the above revenue and expense items resulted in a net loss of $513,119 for the nine months ended September 30, 2001, compared to a net loss of $806,073 for the nine months ended September 30, 2000, before Equity in Income of Partnership. For the nine months ended September 30, 2001 Equity in Income of Partnership was $124,577 compared to $0 for the nine months ended September 30, 2000. This resulted in a net loss of $388,562 for the nine months ended September 30, 2001, as compared to a net loss of $806,073 for the nine months ended September 30, 2000.

    During the nine months ended September 30, 2001, the Partnership did not incur any additional borrowing and made $0 of principal payments on notes.

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000.

    Rental income decreased to $28,003 for the three months ended September 30, 2001 as compared to rental income of $109,655 for the three months ended September 30, 2000. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income decreased for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. This was due to a lower level of cash available for investment and lower interest rates.

    Interest expense increased to $28,621 for the three months ended September 30, 2001, as compared to $26,718 for the three months ended September 30, 2000. This increase is due to an accrual for a balloon loan. Depreciation expense decreased for the three months ended September 30, 2001 versus 2000. This decrease was primarily due to equipment coming off lease or being sold in the intervening period.

    During the three months ended September 30, 2001, the Partnership did not sell any equipment. During the three months ended September 30, 2000, the partnership sold equipment held for sale with a book value of $688,043 for net proceeds of $283,428 resulting in a loss on sale of $404,615.

    During the three months ended September 30, 2001, incentive management fees were $0 as compared to $84,724 for the three months ended September 30, 2000, as there were no distributions. The 4% incentive management fees were earned with the August 10, 2000 distribution as each Limited Partner has received cumulative cash distributions equal to his capital contributions. Equipment resale fees decreased to $0 for the three months ended September 30, 2001, from $7,500 for the three months ended September 30, 2001, as no equipment was sold. The equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each Limited Partner's closing date.

    The net effect of the above revenue and expense items resulted in a net loss of $58,799 for the three months ended September 30, 2001, compared to a net loss of $514,440 for the three months ended September 30, 2000, before Equity in Income of Partnership. For the three months ended September 30, 2001 Equity in Income of Partnership was $124,577 compared to $0 for the three months ended September 30, 2000. This resulted in a net income of $65,758 for the three months ended September 30, 2001, as compared to a net loss of $514,440 for the three months ended September 30, 2000.

Liquidity and Capital Resources

    Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet commitments for investments in equipment, administrative expenses, and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at September 30, 2001, future rental income, interest income, and sales proceeds.

    For the nine months ended September 30, 2001, the Partnership had a net loss of $388,562. After adjusting net income during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash used in operating activities was $510,722. Cash provided by investing activities consisted of distributions from the Investment in Partnerships of $297,502 and an additional $2,000 Investment in Partnerships. Cash used in financing activities was to pay cash distributions to limited and general partners of $1,276,416. In total, during the nine months ending September 30, 2001, Cash and Cash Equivalents decreased $1,982,548 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of September 30, 2001, of $490,912.

    In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at September 30, 2001, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K
       a) Exhibits - None.
           b)  Reports on Form 8-K -None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cypress Equipment Fund ID

Date: November 1, 2001                 By: /s/J. Davenport Mosby
                                          J. Davenport Mosby, III
                                          President
                                          RJ Leasing - 2, Inc.
                                          A General Partner

Date: November 1, 2001                 By: /s/Stephen R. Harwood
                                          Stephen R. Harwood
                                          President
                                          Cypress Equipment Management Corp. II

Date: November 1, 2001                 By: /s/Alex A. Najjar
                                          Alex A. Najjar
                                          Executive Vice President                                                                 Cypress EquipmentManagement Corp. II