Form 10-K
period 2001-12-31
CYPRESS EQUIPMENT FUND II LTD
filed 2002-07-09
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549-1004

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 2001

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
  Title of Each Class                              at December 31, 2001
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

Item 2.  PROPERTIES

     The Registrant commenced operations in June 1992, and as of December 31, 2001, the original cost of Equipment owned by the Partnership was $680,825. Equipment and related information consist of the following:

EQUIPMENT	LEASE MATURITIES AT 12/31/01	ACQUISITION COST	FUTURE REVENUE OF REMAINING LEASE TERM AT 12/31/01
------------- Machine Tools TOTAL	-------------- March 2002- September 2004	----------- 680,825 ---------- $ 680,825 ===========	------------- 192,000 ----------- $ 192,000 ===========

The lessees and the percentages of total equipment owned are as follows:

                                             Percentage of All
                                             Equipment Owned
                                             ----------------
          Alliant Techsystems, Inc.                100%
                                             ----------------
                                                   100%
                                             ================

     The Partnership paid $3,118,969 for the right to obtain title to a specialty tug and barge on December 30, 2002, at the expiration of the lease.  This item was written down to $2,410,000 during the year ended December 31, 2001 to its lower end market value. This was due to the current legal proceedings.

     The Partnership is also a 50% partner in one other partnership with a current net investment of $143,690.

Item 3.  LEGAL PROCEEDINGS

     As of December 31, 2001 there are legal proceedings pending.  With respect to the transaction in which Energy Ammonia Transport Company is the charter party and IMC Corporation is guarantor, the Fund has declared an event of default due to the deferral of maintenance on the tug and barge, and has filed a complaint in Federal Court seeking damages.  The charter party has denied that an event of default has occurred and has filed a counterclaim alleging that the declaration of the default represents tortious interference and is seeking damages.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2001.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SECURITY
         HOLDER MATTERS

 (a)     The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

 (b)     Approximate number of equity security holders:

                                                Number of Record Holders
Title of Each Class                              as of December 31, 2001

Units of Limited Partnership Interest                     1,967
General Partner Interests                                    3

Item 6.  SELECTED FINANCIAL DATA
	2001	2000	1999	1998	1997
Total Revenues	$ 134,626	$1,016,493	$ 7,684,923	$ 8,736,573	$ 6,606,199
Net Income(Loss)	$(1,154,625)	$ (378,833)	$11,551,809	$ 4,560,365	$ 1,479,260
Total Assets	$ 3,345,951	$5,774,872	$14,553,255	$33,822,260	$47,348,906
Notes Payable	$ 1,722,341	$1,607,824	$ 1,500,921	$ 6,497,730	$19,084,905
Distributions to Limited Partners Per Weighted Average Limited Partnership Unit Outstanding	$ 34.65	$ 167.67	$ 750.98	$ 150.00	$ 100.00
Earnings (Loss)Per Weighted Average Limited Partnership Unit Outstanding	$ (31.34)	$ (10.28)	$ 313.59	$ 123.80	$ 40.16

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

     Rental income decreased from $485,966 for the year ended December 31, 2000, to $111,007 for the year ended December 31, 2001. Interest income also decreased during the year ended December 31, 2001 as compared to the prior year because of lower average balances of cash for investment and lower interest rates.

     Interest expense increased from $106,903 for the year ended December 31, 2000, to $114,517 for the year ended December 31, 2001. This increase resulted from increased expenses for a balloon loan. Depreciation expense decreased for year ended December 31, 2001 versus the same period in 2000 because the Partnership had a lower depreciable basis of equipment as a result of sales of rental equipment during the year ended December 31, 2000. Management fee expense decreased from $59,853 for the year ended December 31, 2000, to $8,765 for the year ended December 31, 2001 due to decreased rental revenues. General and Administrative expenses decreased from $202,831 for the year ended December 31, 2000, to $199,233 for the year ended December 31, 2001. There were $152,760 of legal expenses for the period ending December 31, 2001.

     The 4% incentive management fee was earned with the August 10, 1999, distribution as each Limited Partner has received cumulative cash distributions equal to his capital contribution. The 19% incentive management fee was earned in total with the April 2000 distribution as all Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date. Incentive management fees decreased from $638,690 for the year ended December 31, 2000 to $381,266 for the year ended December 31, 2001 due to decreased distributions for the year end December 31, 2001. Equipment resale fee expense decreased from $151,752 for the year ended December 31, 2000 to $0 for the year ended December 31, 2001 as no equipment was sold during the year ended December 31, 2001. The Equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date. The first equipment resale fees were paid to the general partner concurrently with the April 2000 distribution.

     During the year ended December 31, 2001, no rental equipment was sold. During the year ended December 31, 2000, rental equipment with a book value of $4,270,386 was sold for $4,973,406 less expenses of sale of $277,177, resulting in a gain on sale of $425,843.

     During the year ended December 31, 2001, there was no activity in Equipment Held for Sale. During the year ended December 31, 2000, Equipment Held for Sale with a book value of $2,932,078 was sold for $3,364,691 less $454,869 of sales related expenses resulting in a net loss on sale of $22,256.

     During the year ended December 31, 2001, the Partnership had other income of $6,242 from the sale of aircraft parts. During the year ended December 31, 2000, the Partnership had other income of $50,000 in the form of a settlement from a direct financing lease that had been previously written off.

     During the year ended December 31, 2001, the Partnership had a loss of $708,969 in the write down of Deposit on Equipment. Due to the appraisals it was decided to write down the equipment to a lower end market value.

     Depreciation expense decreased $247,100 for the year ended December 31, 2001 versus the year ended December 31, 2000, due to an average depreciable basis of equipment of $680,825 during 2001 versus an average of $ 4,829,000 during 2000.

     The net effect of the above revenue and expense items resulted in a net loss of $1,154,625 for the year ended December 31, 2001, compared to a net loss of $378,833 for the year ended December 31, 2000.

     Notes payable increased $114,517 during the year ended December 31, 2001, due to deferred interest of $114,517.

Liquidity and Capital Resources

     The primary sources of funds for the year ended December 31, 2001, were $111,007 from rental income and $333,858 in distributions from other partnerships. These sources and cash available were used primarily for $1,276,416 of distributions. As of December 31, 2001, the Partnership had $443,913 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to meet administrative expenses. Cash from 2002 operations and Cash and Cash Equivalents at December 31, 2001, will fund these short-term needs.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     The cash balance at December 31, 2001, was $443,913. The Partnership had a net loss of $1,154,625 and after adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash used in operating activities was $594,077. Cash provided by investing activities totaled $331,858. Cash used in financing activities was primarily to make distributions of $1,276,416.

     Actual cash distributions were $1,276,416 in 2001 and $6,176,224 in 2000.

     The Partnership anticipates that funds from operations in 2002 and cash reserves will be adequate to cover all 2002 operating contingencies.

INDEPENDENT AUDITOR'S REPORT

To the Partners of
  Cypress Equipment Fund II, Ltd.

     We have audited the accompanying balance sheets of Cypress Equipment Fund II, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Equipment Fund II, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 10, the Partnership is winding down its operation.

                                  SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                      Certified Public Accountants

Clearwater, Florida
June 12, 2002

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS EQUIPMENT FUND II, LTD.
BALANCE SHEETS
DECEMBER 31,
2001 ----	2000 ----

ASSETS
Rental Equipment, at Cost
  Less:  Accumulated Depreciation

Deposit on Equipment
Investment In Partnership
Rent and Sales Proceeds Receivable
Accounts Receivable
Cash and Cash Equivalents

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable
Payable to:  General Partners
             Others
Unearned Revenue

    Total Liabilities

Partners' Equity (Deficit):
Limited Partners (36,469 units outstanding at December 31, 2001 and 2000)
General Partners

    Total Partners' Equity

    Total Liabilities and Partners' Equity

$   680,825
(343,659)
-----------
337,166

2,410,000
143,690
11,182
0
443,913
----------
$ 3,345,951
==========

$ 1,722,341
2,022
19,069
508
----------
1,743,940
----------

1,904,921
(302,910)
----------
1,602,011
----------
$ 3,345,951
==========

$   680,825
(291,787)
-----------
389,038

3,118,969
278,317
0
6,000
1,982,548
----------
$ 5,774,872
==========

$ 1,607,824
50,107
83,381
508
----------
1,741,820
----------

4,311,651
(278,599)
----------
4,033,052
----------
$ 5,774,872
==========

The accompanying notes are an integral part
of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
2001 ----	2000 ----	1999 ----

Revenues:
Rental Income
Other Income
Interest Income
Gain on Sale of Rental Equipment
Gain (Loss) on Sale of Rental
Equipment Held for Sale
Recovery on Write Down

     Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Management Fee -
  General Partner
Equipment Resale Fee -
  General Partner
General & Administrative:
  Affiliate
  Other
Interest Expense
Depreciation and Amortization
Write Down of Assets

     Total Operating Expenses

Net Income (Loss) Before Equity in Income of Partnership

Equity in Partnership
Gain on Sale of Investment in Partnership

Net Income (Loss)

Allocation of Net Income (Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000 Limited Partnership Unit Outstanding

Number of Limited Partnership Units

$  111,007
6,242
17,377
0

0
0
----------
134,626
----------

8,765

381,266

0

21,856
199,237
114,517
51,872
708,969
----------
1,486,482
----------

(1,351,856)

197,231

0
----------
$(1,154,625)
==========

$(1,143,079)
(11,546)
----------
$(1,154,625)
==========

$    (31.34)
==========

36,469
==========

$  485,966
0
76,940
425,843

(22,256)
50,000
----------
1,016,493
----------

59,893

638,690

151,752

38,771
202,831
106,903
298,972
0
----------
1,497,812
----------

(481,319)

102,486

0
----------
$ (378,833)
==========

$ (375,045)
(3,788)
----------
$ (378,833)
==========

$   (10.28)
==========

36,469
==========

$3,066,577
0
245,807
307,191

4,065,348
0
----------
7,684,923
----------

65,351

516,477

1,970,078

54,517
872,992
225,651
1,531,154
861,681
----------
6,097,901
----------

1,587,022

662,349

9,302,438
-----------
$11,551,809
===========

$11,436,291
115,518
-----------
$11,551,809
===========

$   313.59
===========
36,469

===========

The accompanying notes are an integral part
of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
Limited Partners' Equity --------	General Partners' Deficit --------	Total Partners' Equity --------

Balance at December 31, 1998

Net Income - 1999

Distributions - 1999

Balance at December 31, 1999

Net Loss - 2000

Distributions - 2000

Balance at December 31, 2000

Net Loss - 2001

Distributions - 2001

Balance at December 31, 2001

$ 26,752,336 11,436,291 (27,387,474) ----------- 10,801,153 (375,045) (6,114,457) ------------ 4,311,651 (1,143,079) (1,263,651) ----------- $ 1,904,921 ===========	$ (51,922) 115,518 (276,640) --------- (213,044) (3,788) (61,767) --------- (278,599) (11,546) (12,765) ---------- $(302,910) ==========	$ 26,700,414 11,551,809 (27,664,114) ----------- 10,588,109 (378,833) (6,176,224) ----------- 4,033,052 (1,154,625) (1,276,416) ----------- $ 1,602,011 ===========

The accompanying notes are an integral part
of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
	2001 ----	2000 ----	1999 ----

Cash Flows from Operating Activities:
 Net Income (Loss)
 Adjustments to Reconcile Net  Income (Loss) to Net Cash  Provided by Operating  Activities:
  (Gain)Loss on Sale of   Equipment
  Depreciation and Amortization
  Deferred Interest on Notes   Payable
  Write Down of Assets
  Equity in Income of Investment   In Partnership
  (Gain) on Sale of Investment   in Partnership
  Changes in Operating Assets   and Liabilities:
   Decrease in Rental Equipment    Held for Sale
   (Increase) Decrease in Rent    Receivable
   (Increase) Decrease in    Accounts Receivable Other
   Decrease in Prepaid Expenses
   Decrease in Interest Payable
   Increase (Decrease) in    Payable to:
    General Partners
    Other
  Decrease in Unearned Revenue

     Net Cash Provided by (Used      in) Operating Activities

Cash Flows from Investing Activities:
 Investment in Partnership
 Distributions Received
 (Exercise) Sale of Options
 Proceeds from Sale of Equipment
 Sale Federal Paper Board
 Proceeds from Casualty of  Option

Net Cash Provided by Investing Activities

Cash Flows from Financing Activities:
 Payment of Notes Payable
 (Increase) Decrease in Deferred  Debt Costs
 Distributions to Partners

Net Cash Used In Financing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$(1,154,625)

0
51,872

114,517
708,969

(197,231)

0

0

(11,182)

6,000
0
0

(48,085)
(64,312)
0
-----------

(594,077)
-----------

(2,000)
333,858
0
0
0
0
-----------

331,858
-----------

0

0
(1,276,416)
-----------

(1,276,416)
-----------

(1,538,635)

1,982,548
----------

$  443,913
==========

$ (378,833)

(425,843)
298,972

106,903
0

(102,486)

0

2,932,078

524,848

(6,000)
22,248
0

(1,961,907)
(350,572)
(17,750)
----------

641,658
----------

0
141,997
0
4,696,228
0
0
----------

4,838,225
----------

0

(1,500)
(6,176,224)
----------

(6,177,724)
----------

(697,841)

2,680,389
----------

$1,982,548
==========

$11,551,809

(307,191)
1,531,154

148,721
861,681

(662,455)

(9,302,438)

3,672,601

(8,663)

5,508
75,489
(48,187)

1,910,706
(17,658)
(4,751)
----------

9,406,326
----------

0
1,332,424
(6,880,009)
12,116,236
15,810,422
5,733
-----------

22,384,806
-----------

(5,145,530)

(3,550)
(27,664,114)
-----------

(32,813,194)
-----------

(1,022,062)

3,702,451
-----------

$2,680,389
==========

Supplemental Cash Flow Information:
Interest Paid	$ 0 ==========	$ 0 ==========	$ 125,117 ==========

Non-Cash Activities:

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

Notes Payable in 2001 were increased by $114,517 the amount of Deferred Interest on Notes Payable.

In 2001, the Deposit on Equipment was written down to $2,410,000.

The accompanying notes are an integral part
of these financial statements.

Cypress Equipment Fund II, Ltd.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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

     As of December 31, 2001, the Partnership has received Limited and General Partner capital contributions of $36,469,000 and $2,000, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

     The Partnership utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized as obligations are incurred.

Cash and Cash Equivalents

     It is the Partnership's policy to include all money market funds and Repurchase Agreements in Cash and Cash Equivalents.

Concentration of Credit Risk

     Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash investments. The cash investments are placed in high credit quality financial institutions and in a money market mutual fund that is managed by a wholly owned subsidiary of Raymond James Financial, Inc. The Partnership receives rental income exclusively from lessees. Management does not believe that significant credit risk exists in relation to these accounts at December 31, 2001.

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

Write-Down of Assets

     The Fund reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, a loss on revaluation is recorded. In addition to equipment the Fund also reviews the carrying value of other assets. The Fund reviews the values of the underlying equipment in these other assets. Write downs of $861,681 and $708,969 were required in 1999 and 2001. There were no write-downs required during 2000.

Investment In Partnership

      The Partnership accounts for its investment in partnership using the equity method of accounting because the Partnership does not have a majority control of the major operating and financial policies of the partnership in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the partnership in which it has invested, and additional investments and cash distributions from the partnership.

Income Taxes

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the Partners in their individual income tax returns. Accordingly, no provision for such taxes has been made.

Per Unit Computations

     Per unit computations are based on 36,469 of $1,000 limited partnership units outstanding for 2001, 2000, and 1999, respectively.

Reclassifications

     For comparability, the 1999 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2001.

NOTE 3 - RELATED PARTY TRANSACTIONS

General Partners

     The General Partners have contributed a total of $2,000 to the Partnership.

     In accordance with the terms of the Limited Partnership Agreement, the Administrative and Managing General Partners were paid or had accrued acquisition fees of $0, $0, and $43,525 for services related to locating and leasing equipment (2.85% of the purchase price); equipment management fees of $8,765, $59,893, and $65,351, (5% of gross rentals from rental equipment subject to operating leases, 2% of gross rentals from rental equipment subject to full payout leases, or 1% of gross rentals from rental equipment subject to operating leases for which the Administrative and Managing General Partners arrange for and actively supervise the performance of services); incentive management fees of $381,266, $638,690, and $516,477 resale fees of $0, $151,752, and $1,970,078 in 2001, 2000, and 1999, respectively. Gross rentals for purposes of calculating equipment management fees include cash revenues received by the Partnership subsequent to the date of purchase including cash revenues that relate to periods prior to the date of purchase. General Partner distributions were $12,765, $61,767, and $276,640 for 2001, 2000, and 1999, respectively.

Affiliates of the General Partner

     The following amounts were paid or accrued to affiliates of the General Partners: $21,856 in 2001, $38,771 in 2000, and $54,517 in 1999 for reimbursement of general and administrative expenses on an accountable basis.

NOTE 4 - LEASES

     The initial lease terms of the equipment are generally 5 to 25 years. Future minimum rentals to be received from the operating leases at December 31, 2001, are as follows:

                     Year Ending
                     December 31,                 Amount
                     ------------               ----------
                        2002                    $  76,500
                        2003                       66,000
                        2004                       49,500
                        2005                            0
                        2006                            0
                        Thereafter                      0
                                                 --------
                                                 $192,000
                                                 ========

NOTE 5 - DEPOSIT ON EQUIPMENT

     During 1996 the Partnership paid $3,109,549 for the right to obtain title to certain equipment on December 31, 2002, at the expiration of the lease. The partnership has reviewed the appraisals of the underlying values of this asset. Upon review of these appraisals the Partnership wrote this transaction down to $2,410,000 during 2001.

NOTE 6 - INVESTMENT IN PARTNERSHIP

     During 1997 the Partnership acquired a 50% interest in a Limited Partnership which purchased intermodal marine containers and chassis for approximately $1.7 million. These containers and chassis are on lease to Transamerica Leasing for a term of three years.

     The following is a summary of the Investment in Partnership:

31-Dec-01 ---------	12/31/2000 ----------
Investment In Cypress Access Container Cummulative Distributions	$ 1,483,879 (2,250,445)	$ 1,481,879 (1,916,588)
Cumulative Equity in Income Investment in Partnership before Adjustment Acquisition Expense Net Investment in Partnership	861,750 95,184 48,506 $ 143,690	664,520 229,811 48,506 $ 278,317
CYPRESS ACCESS CONTAINER PARTNERS ---------------------------------
SUMMARIZED BALANCE SHEET: ASSETS: Cash Rent Receivable Other Receivable Containers, net of accumulated depreciation Total Assets	$ 2,118 23,586 55,383 110,937 ---------- $ 192,024 ==========	$ 20,207 55,322 56,404 329,345 ---------- $ 461,278 ==========
LIABILITIES AND PARTNERS' EQUITY: Partner's Equity - Access Partner's Equity - Cypress Total Liabilities and Partners' Equity	$ 96,012 96,012 ---------- $ 192,024 ==========	$ 230,639 230,639 ---------- $ 461,278 ==========
SUMMARIZED STATEMENT OF OPERATIONS: Rental Income Gain on Sale of Containers Interest Income Total Income Expenses: General & Administrative Interest Expense Depreciation & Amortization Total Expenses	$ 128,428 352,492 164 ---------- 481,084 ---------- 5,410 0 81,212 ---------- 86,622 ----------	$ 249,307 114,391 233 ---------- 363,931 ---------- 5,780 8,241 144,938 ---------- 158,959 ----------
Net Income Other Partner's Share of Net Income Cypress' Share of Net Income	$ 394,462 ========== $ 197,231 197,231 ---------- $ 394,462 ==========	$ 204,972 ========== $ 102,486 102,486 ---------- $ 204,972 ==========
The Cypress Partnership Equity differs from the Investment in Partnership before acquisition expenses primarily due to the differences in the accounting treatment of miscellaneous items.
NOTE 7 - NOTES PAYABLE Notes payable consist of the following:
	December 31,2001 ----------	December 31, 2000 ----------
Non-recourse note payable secured by residual proceeds after lease termination in 2002 with fixed interest rate of 7%. Interest is added to principal.	$1,722,341 ---------	$1,607,824 ---------
TOTAL	$1,722,341 =========	$1,607,824 =========

The aggregate amounts of principal payments due in the years after December 31, 2001 are : 2001 - $0; 2002 - $0; 2003 - $1,722,341.

NOTE 8 - TAXABLE INCOME

The Partnership's taxable income/(loss) differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is reconciliation between net income as reported and Partnership income (loss) for tax purposes:

2001 ----	2000 ----	1999 ----

Net income (loss) per financial statements

Tax gain in excess of (less than) financial gain on sale of equipment

(Additional) less tax depreciation

Write-down of Equipment

Write-down of Deposit on Equipment

Other Adjustments

Additional taxable gains (losses) from Investment in Partnerships

Partnership income (loss) for tax purposes

$(1,154,625) 0 (8,926) (811,680) 708,969 0 0 ---------- $(1,266,262) ==========	$ (378,833) 1,939,535 (27,484) (50,000) 0 0 0 ---------- $ 1,483,218 ==========	$11,551,809 1,850,896 36,803 861,681 0 (106,514) 1,625,173 ----------- $15,819,848 ===========

NOTE 9 - MAJOR LESSEE INFORMATION

     Two leases accounted for $66,000 and $45,007 of the rental income for the year ended December 31, 2001. Three leases accounted for $300,000, $131,966, and $54,000 of the rental income for the year ended December 31, 2000.  Four leases accounted for $1,485,940, $507,870, $349,563 and $287,500 of rental income for the year ended December 31, 1999.

NOTE 10 - OTHER

     The Partnership is beginning to wind down its operations. Dissolution will occur after the Partnership's last asset is sold. This will probably occur in 2003.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Year 2001         Quarter 1      Quarter 2      Quarter 3      Quarter 4
                  3/31/2001      6/30/2001      9/30/2001      12/31/2001
Total
Revenues         $   44,032      $   30,357     $   31,773     $   28,464

Net Income
(Loss)             (407,258)     $  (47,062)    $   65,758     $ (766,063)

Distributions
To Limited
Partners Per
Weighted
Average
Limited
Partnership
Unit
Outstanding       $   34.65       $       0      $      0     $       0

Earnings
(Loss) Per
Weighted
Average
Limited
Partnership
Unit
Outstanding       $  (11.06)       $  (1.28)      $  1.79      $  (20.79)

Year 2000       Quarter 1     Quarter 2      Quarter 3     Quarter 4
                3/31/2000     6/30/2000      9/30/2000     12/31/2000
Total
Revenues        $ 697,528      $  79,467      $(288,696)     $ 528,194

Net Income
(Loss)          $  58,620      $(350,253)     $(514,440)     $ 427,240

Distributions
To Limited
Partners Per
Weighted
Average
Limited
Partnership
Unit
Outstanding     $ 127.94       $   24.32      $    7.70      $    7.70

Earnings
(Loss) Per
Weighted
Average
Limited
Partnership
Unit
Outstanding     $   1.59       $  (9.51)      $  (13.97)      $  11.60

NOTE 12 - SUBSEQUENT EVENTS

     On April 29, 2002, the Partnership sold equipment with an original cost of $252,988 for $69,000.00.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     As of December 31, 2001 there are legal proceedings pending.  With respect to the transaction in which Energy Ammonia Transport Company is the charter party and IMC Corporation is guarantor, the Fund has declared an event of default due to the deferral of maintenance on the tug and barge, and has filed a complaint in Federal Court seeking damages.  The charter party has denied that an event of default has occurred and has filed a counterclaim alleging that the declaration of the default represents tortious interference and is seeking damages.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The General Partners of Cypress Equipment Fund II, Ltd., as purchasers of Partnership units, own 0 units of the outstanding securities of the Partnership as of December 31, 2000. Directors and officers of the General Partners of Cypress Equipment Fund II, Ltd. own 0 units of the outstanding securities of the Partnership as of December 31, 2001.

     The Registrant is a Limited Partnership and therefore does not have voting securities. To the knowledge of the Partnership, no person owns of record, or beneficially, more than 5% of the Partnership's outstanding units.

Item 13.  Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of the Partnership. The amounts and kinds of compensation and fees are described on pages 19 through 23 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended December 31, 2001, 2000, and 1999.

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
                Corporation ("Optionor")and
                Cypress Equipment Fund II, Ltd.
                ("Optionee")                                                        **
        28.02   TRUST AGREEMENT dated as of
                February 1, 1993 between First
                Security Bank of Utah,
                National Association ("Owner-
                Trustee") and BLC Corporation
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
                92.1 among BLC Corporation (Trustor"),
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
                As Trustee under I.C.G. Trust No.80-4
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
                International, Inc. ("Assignor")and
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
                ("Assignee").                                                       **
        28.31   TRANSFER AND ASSUMPTION AGREEMENT
                dated as of September 30, 1994, by
                and between Union Bank, a California
                state chartered bank ("Assignor")and
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
                Nashville, Tennessee, 37228-1314,or
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
                Fund II, Ltd., a Florida limited
                partnership, and its Successors and
                permitted assigns (the "Seller"), and
                ICX Corporation, an Ohio corporation,
                and its successors and permitted assigns
                (the"Buyer").                                                     **
        28.51   ASSIGNMENT AND ASSUMPTION AGREEMENT,
                dated July 29, 1999 (this "Agreement"),
                between Cypress Equipment Fund II, Ltd.,
                a Florida limited partnership (the
                "Seller"), and ICX Corporation, an Ohio
                corporation (the"Buyer").                                         **
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
                ("Seller") and GATX Third Aircraft
                Corporation, a Delaware Corporation
                ("Buyer").                                                        **
        28.55   Offer to Purchase Agreement between
                Aviation Services of American ("Buyer")
                and Cypress Equipment Fund II, Ltd.,
                Owner AC703 ("Seller") dated May 29,
                2000.
        28.56   This Purchase and Sale Agreement (this
                "Agreement") is made and entered into
                this the 29th day of December, by and
                between First Security Bank NA, not in
                its own capacity, but solely as Owner
                Trustee for the Cypress Equipment Fund
                II, Ltd. ("Seller") and Inter Air Lease
                LLC, a Delaware Limited Liability
                Corporation, (hereafter "Buyer").
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

                                Cypress Equipment Fund II, Ltd.

Date: July 8, 2002              By:  /s/J. Davenport Mosby, III
                                    J. Davenport Mosby, III
                                    President
                                    RJ Leasing - 2, Inc.
                                    A General Partner

Date: July 8, 2002              By:  /s/Stephen R. Harwood
                                    Stephen R. Harwood
                                    President
                                    Cypress Equipment Management Corp. II

Date: July 8, 2002              By:  /s/Alex A. Najjar
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

                               Cypress Equipment Fund II, Ltd.

ATTEST:

By: /s/ Stephen R. Harwood                 By: /s/ J. Davenport Mosby, III
Stephen R. Harwood                         J. Davenport Mosby, III
President                                  President
Cypress Equipment Management Corp. II      RJ Leasing - 2, Inc.