Form 10-Q
period 2002-03-31
CYPRESS EQUIPMENT FUND II LTD
filed 2002-08-29
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                    March 31, 2002

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
    Title of Each Class                               March 31, 2002

Units of Limited Partnership
Interest:  $1,000 per unit                                 36,469

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2001 Form 10-K, filed with the
Securities and Exchange Commission on July 9, 2002
Parts III and IV - Form S-1 Registration Statement
and all amendments and supplements thereto
File No. 33-44119

PART I - Financial Information
Item 1. Financial Statements

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
BALANCE SHEETS
March 31, 2002	December 31, 2001

ASSETS
Rental Equipment, at Cost
  Less:  Accumulated Depreciation

Deposit on Equipment
Investment In Partnerships
Rent and Sales Proceeds Receivable
Cash and Cash Equivalents

   Total Assets

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable
Payable to:  General Partners
             Others
Unearned Revenue

   Total Liabilities

Partners' Equity:
Limited Partners (36,469 units outstanding at March 31, 2002 and December 31, 2001)
General Partners

   Total Partners' Equity

   Total Liabilities and Partners'Equity

(Unaudited)

$   680,825
(354,898)
-----------
325,927

2,410,000
106,391
3,728
418,955
-----------
$  3,265,001
============

$  1,751,964
2,022
1,365
508
------------
1,755,859
------------

1,812,981
(303,839)
------------
1,509,142
------------
$  3,265,001
============

(Audited)

$   680,825
(343,659)
-----------
337,166

2,410,000
143,690
11,182
443,913
-----------
$  3,345,951
============

$  1,722,341
2,022
19,069
508
------------
1,743,940
------------

1,904,921
(302,910)
------------
1,602,011
------------
$  3,345,951
============

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

2002 ----	2001 ----

Revenues:
Rental Income
Interest Income
Gain on Sale of Other

Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Fees-General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization

  Total Operating Expenses

Net Income(Loss)

Allocation of Net Income(Loss):
  Limited Partners
  General Partners

Net Income per $1,000 Limited Partnership Unit Outstanding

Number of Limited Partnership Units Outstanding

$    27,000
637
0
------------
27,637
------------

0
0

3,379
76,265
29,623
11,239
------------
120,506
------------
$   (92,869)
============

$   (91,940)
(929)
------------
$   (92,869)
============

$     (2.52)
============

36,469
============

$    28,002
9,788
6,242
------------
44,032
------------

2,783
381,266

4,469
22,151
27,653
12,968
------------
451,290
------------
$  (407,258)
============

$  (403,185)
(4,073)
------------
$  (407,258)
============

$    (11.06)
============

36,469
============

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

2002 ----	2001 ----

Cash Flows from Operating Activities:
 Net Income(Loss)
 Adjustments to Reconcile Net Income
 to Net Cash Provided by  Operating  Activities:
  Depreciation and Amortization
  Deferred Interest on Notes Payable
  Changes in Operating Assets and   Liabilities:
   (Increase) Decrease in Rents     Receivable
   (Increase) Decrease in Accounts     Receivable-Others
   Increase (Decrease) in Payable to:
     General Partners
     Other

     Net Cash Used In Operating      Activities

Cash Flows from Investing Activities:
 Distributions Received

     Net Cash Provided By Investing      Activities

Cash Flows from Financing Activities:
 Distributions to Limited  Partners
 Distributions to General  Partners

 Net Cash Used In Financing  Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$ (92,869) 11,239 29,623 7,454 0 0 (17,704) ------------ (62,257) ------------ 37,299 ----------- 37,299 ----------- 0 0 ----------- 0 ----------- (24,958) 443,913 ----------- $ 418,955 ===========

$  (407,258)

12,968
27,653

(5,500)

6,000

(42,855)
(82,634)
------------

(491,626)
------------

62,099
-----------

62,099
-----------

(1,263,651)
(12,765)
-----------

(1,276,416)
-----------

(1,705,943)

1,982,548
-----------

$   276,605
===========

Non-Cash Activities:

Notes Payable in 2002 were increased by $29,623, the amount of Deferred Interest on Notes Payable.

Notes Payable in 2001 were increased by $27,653, the amount of Deferred Interest on Notes Payable.

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

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

     There were no additional borrowing or payments for the three months ended March 31, 2002.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended March 31, 2002:

     General and Administrative Costs   $ 3,379

NOTE 4 - BASIS OF PREPARATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $418,955 at March 31, 2002, represents cash of $25,199, a repurchase agreement of $375,537, and money market mutual funds of $18,219.

NOTE 6 - SUBSEQUENT EVENTS
None.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001.

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

     Rental income for the three months ended March 31, 2002 was comparable to the three month period ended March 31, 2001. Interest income decreased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001 because of lower average balances of cash for investment. During the three months ended March 31, 2002 and March 31, 2001, the Partnership did not sell any equipment.

     The 4% incentive management fee was earned with the August 10, 1999 distribution as each Limited Partner has received cumulative cash distributions equal to his capital contribution. The 19% incentive management fee was earned in total with the April 2001 distribution as all Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date. Incentive management fees decreased from $381,266 for the three months ended March 31, 2001 to $0 for the three months ended March 31, 2002, since no further distributions, on which incentive management fees are based, have been made.

     Interest expense was comparable the three months ended March 31, 2002, as compared the three months ended March 31, 2001. Depreciation expense decreased for the three months ended March 31, 2002 versus 2001, due to a lower average depreciable basis of equipment.

     The net effect of the above revenue and expense items resulted in a net loss of $92,869 for the three months ended March 31, 2002, compared to a net loss of $407,258 for the three months ended March 31, 2001.

     During the three months ended March 31, 2002, the Partnership did not incur any additional borrowing and made $0 of principal payments on notes.

Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet administrative expenses. Cash and Cash Equivalents at March 31, 2002, future rental income, interest income, and distributions needs will fund these short-term needs.

     For the three months ended March 31, 2002, the Partnership had a net loss of $92,869. After adjusting net loss during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash used by operating activities was $62,257. Cash provided by investing activities consisted of $37,299 of distributions from the Investment in Partnerships. In total, during the three months ending March 31, 2002, Cash and Cash Equivalents decreased $24,958 from operating activities and investing activities, resulting in an ending Cash and Cash Equivalent balance as of March 31, 2002, of $418,955.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at March 31, 2002, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)

March 31, 2002

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

    a)    Exhibits - None.
    b)    Reports on Form 8-K -None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Cypress Equipment Fund II, Ltd.
                            RJ Leasing - 2, Inc.
                            Administrative General Partner

Date:  August 29, 2002          By: /s/J. Davenport Mosby, III
                                    J. Davenport Mosby, III
                                    President
                                    RJ Leasing - 2, Inc.
                                    A General Partner

Date:  August 29, 2002          By: /s/Stephen R. Harwood
                                    Stephen R. Harwood
                                    President
                                    Cypress Equipment Management Corp. II

Date:  August 29, 2002          By: /s/Alex A. Najjar
                                    Alex A. Najjar
                                    Executive Vice President
                                    Cypress Equipment Management Corp.II