Form 10-Q
period 2002-06-30
CYPRESS EQUIPMENT FUND II LTD
filed 2003-01-16
CIK 881196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                 June 30, 2002

Commission File Number               0-21256

                         Cypress Equipment Fund II, Ltd.
             (Exact name of Registrant as specified in its charter)

         Florida                                        59-3082723
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

  880 Carillon Parkway, St. Petersburg, Florida       33716
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code     (727) 567-4830

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
    Title of Each Class                             June 30, 2002
Units of Limited Partnership
Interest:  $1,000 per unit                            36,469

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2002 Form 10-K, filed with the
Securities and Exchange Commission on July 9, 2002
Parts III and IV - Form S-1 Registration Statement
and all amendments and supplements thereto
File No. 33-44119

PART I - Financial Information
   Item 1. Financial Statements

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
BALANCE SHEETS

June 30, 2002	December 31, 2001

ASSETS
Rental Equipment, at Cost
  Less:  Accumulated Depreciation

Deposit on Equipment
Investment In Partnership
Rent and Sales Proceeds Receivable
Cash and Cash Equivalents

   Total Assets

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable
Payable to:  General Partners
             Others
Unearned Revenue

   Total Liabilities

Partners' Equity:
Limited Partners (36,469 units outstanding
at June 30, 2002 and December 31, 2001)
General Partners

   Total Partners' Equity

   Total Liabilities and Partners' Equity

(Unaudited)
------------
$   427,837
(230,084)
------------
197,753
------------
2,410,000
83,640
0
265,760
------------
$ 2,957,153
============

$ 1,782,623
4,994
4,485
508
------------
1,792,610
------------

1,471,827
(307,284)
------------
1,164,543
------------
$ 2,957,153
============

(Audited)
------------
$   680,825
(343,659)
------------
337,166
------------
2,410,000
143,690
11,182
443,913
------------
$ 3,345,951
============

$ 1,722,341
2,022
19,069
508
------------
1,743,940
------------

1,904,921
(302,910)
------------
1,602,011
------------
$ 3,345,951
=============

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

2002 ----	2001 ----

Revenues:
Rental Income
Interest Income
Gain on Sale of Other

Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Fees-General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization
Loss on Sale of Equipment

Total Operating Expenses

Net Loss

Allocation of Net Income (Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000 Limited Partnership Unit Outstanding

Number of Limited Partnership Units Outstanding

$    43,500
1,374
0
------------
44,874
------------

2,972
0

3,379
344,425
60,282
19,694
51,590
------------
482,342
------------
$  (437,468)
============

$  (433,093)
(4,375)
------------
$  (437,468)
============

$    (11.88)
============

36,469
============

$    56,004
12,323
6,242
------------
74,569
------------

4,628
381,266

15,670
45,115
56,274
25,936
0
------------
528,889
------------
$  (454,320)
============

$  (449,777)
(4,543)
------------
$  (454,320)
============

$    (12.33)
============

36,469
============

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30,

2002 ----	2001 ----

Revenues:
Rental Income
Interest Income

Total Revenues

Operating Expenses:
Management Fees-General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization
Loss on Sale of Equipment

   Total Operating Expenses

Net Loss

Allocation of Net Income (Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000 Limited Partnership Unit Outstanding

Number of Limited Partnership Units Outstanding

$    16,500
737
------------
17,237
------------

2,972

0
268,160
30,659
8,455
51,590
------------
361,836
------------

$  (344,599)
============

$  (341,153)
(3,446)
-----------
$  (344,599)
============

$     (9.36)
============

36,469
============

$    28,002
2,535
------------
30,537
------------

1,845

11,201
22,964
28,621
12,968
0
------------
77,599
------------

$   (47,062)
============

$   (46,591)
(471)
------------
$   (47,062)
============

$     (1.28)
============

36,469
============

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

2002 ----	2001 ----

Cash Flows from Operating Activities:
  Net Income (Loss)

Adjustments to Reconcile Net Income to Net Cash Provided     by Operating Activities:
  (Gain) Loss on Sale of Equipment
  Depreciation and Amortization
  Deferred Interest on Notes Payable
  Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Rents Receivable
  (Increase) Decrease in Accounts Receivable - General
  Increase (Decrease) in Payable to:
     General Partners
     Other
  Increase (Decrease) in Unearned Revenue

Net Cash Provided by (Used In) Operating Activities

Cash Flows from Investing Activities:
  Distributions Received
  Proceeds from Sale of Equipment
Investment in Partnership

  Net Cash Provided By Investing Activities

Cash Flows from Financing Activities:
   Distributions to Limited Partners
   Distributions to General Partners

  Net Cash (Used In) Provided by Financing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$  (437,468)

51,590
19,694
60,282

11,182
0

2,972
(14,584)
0
-----------
(306,332)
-----------

60,050
68,129
0
-----------
128,179
-----------

0
0
-----------
0
-----------

(178,153)

443,913
-----------

$  265,760
===========

$  (454,320)

0
25,936
56,274

0
6,000

(47,987)
(82,385)
3,834
-----------
(492,648)
-----------

262,464
0
(2,000)
-----------
260,464
-----------

(1,263,651)
(12,765)
-----------
(1,276,416)
-----------

(1,508,600)

1,982,548
-----------

$  473,948
===========

Non-Cash Activities:

Notes Payable in 2001 were increased by $56,274, the amount of Deferred Interest on Notes Payable.

Notes Payable in 2002 were increased by $60,282, the amount of Deferred Interest on Notes Payable.

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

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

     During the six months ended June 30, 2002, there was no additional borrowing or payments.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 2002:

     Equipment Management Fees             $ 2,972
     General and Administrative Costs        3,379

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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $265,760 at June 30, 2002 represents cash of $26,556, a repurchase agreement of $126,000 and money market mutual funds of $113,204.

NOTE 6 - SUBSEQUENT EVENTS

     On September 30, 2002, the Fund sold it's 50% interest in a partnership for $94,662.00.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF          OPERATIONS

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001.

     The Partnership is beginning to wind down its operations. The Partnership has sold significant assets. The remaining assets include: one set of machine tools on lease to third parties; a 50% interest in a partnership which leases and sells intermodal marine containers and chassis; and a deposit for the right to obtain title to a specialty tug and barge on December 31, 2002, at the expiration of the lease.

     Rental income for the six months ended June 30, 2002 was comparable to the six month period ended June 30, 2001. Interest income decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001 because of lower average balances of cash for investment and lower interest rates. During the six months ended June 30, 2002, rental equipment with a book value of $119,719 was sold for $69,000 less expenses of sale of $871, resulting in a loss on sale of $51,590. During the six months ended June 30, 2001, the Partnership did not sell any equipment.

     The 4% incentive management fee was earned with the August 10, 1999 distribution as each Limited Partner has received cumulative cash distributions equal to his capital contribution. The 19% incentive management fee was earned in total with the April 2001 distribution as all Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date. Incentive management fees decreased from $381,266 for the six months ended June 30, 2001 to $0 for the six months ended June 30, 2002, since no further distributions, on which incentive management fees are based, have been made.

     Interest expense was comparable the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Depreciation expense decreased for the six months ended June 30, 2002 versus 2001, due to a lower average depreciable basis of equipment. General and Administrative Expenses increased from $60,875 for the six months ended June 30, 2001 to $347,804 for the six months ended June 30, 2002. This was primarily due to increased legal costs associated with the deposit for the right to obtain title for a specialty tug and barge on December 31, 2002.

     The net effect of the above revenue and expense items resulted in a net loss of $437,468 for the six months ended June 30, 2002, compared to net loss of $454,320 for the six months ended June 30, 2001.

      During the six months ended June 30, 2002, the Partnership did not incur any additional borrowing and made no principal payments on notes.

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

     Rental income decreased from $28,002 for the three months ended June 30, 2001 to $16,500 for the three month period ended June 30, 2002. Interest income decreased for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001 because of lower average balances of cash for investment and lower interest rates.

     During the three months ended June 30, 2002, rental equipment with a book value of $119,719 was sold for $69,000 less expenses of $871, resulting in a loss on sale of $51,590. During the three months ended June 30, 2001, the Partnership did not sell any equipment.

     Interest expense was comparable the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Depreciation expense decreased for the three months ended June 30, 2002 versus 2001, due to a lower average depreciable basis of equipment. General and Administrative Expenses increased from $34,165 for the three months ended June 30, 2001 to $268,160 for the three months ended June 30, 2002. This was primarily due to increased legal costs associated with the deposit for the right to obtain title for a specialty tug and barge on December 31, 2002.

     The net effect of the above revenue and expense items resulted in a net loss of $344,599 for the three months ended June 30, 2002, compared to a net loss of $47,062 for the three months ended June 30, 2001.

     During the three months ended June 30, 2002, the Partnership did not incur any additional borrowing and made $0 of principal payments on notes.

Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet administrative expenses. These short-term needs will be funded by Cash and Cash Equivalents at June 30, 2002, future rental income, interest income, and sales proceeds.

     For the six months ended June 30, 2002, the Partnership had a net loss of $437,468. After adjusting net income during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash used in operating activities was $306,332. Cash provided by investing activities consisted of $60,050 of distributions from the Investment in Partnerships and $68,129 in proceeds from Sale of Equipment. No cash was used in financing activities. In total, during the six months ending June 30, 2002, Cash and Cash Equivalents decreased $178,153 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of June 30, 2002, of $265,760.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at June 30, 2002, and through future rental income, interest income, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

Item 4. Controls and Procedures:

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c)under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

    a)     Exhibits - None.
    b)     Reports on Form 8-K -None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Cypress Equipment Fund II, Ltd.

Date:  January 16, 2003           By: /s/Stephen R. Harwood
                                      Stephen R. Harwood
                                      President of the Managing Partner
                                      Cypress Equipment Management Corp. II

Date:  January 16, 2003           By: /s/ Carol Georges
                                      Carol Georges
                                      Director of Accounting
                                      Partnership Administration
                                      Raymond James and Associates

CERTIFICATIONS*

I, Stephen R. Harwood, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cypress Equipment Fund II, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information include in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2003          By: /s/Stephen R. Harwood
                                    Stephen R. Harwood
                                    President of the Managing Partner
                                    Cypress Equipment Management Corp. II

I, Carol Georges, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cypress Equipment Fund II, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information include in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2003         By: /s/ Carol Georges
                                   Carol Georges
                                   Director of Accounting
                                   Partnership Administration
                                   Raymond James and Associates