Form 10-Q
period 2002-09-30
CYPRESS EQUIPMENT FUND II LTD
filed 2003-03-06
CIK 881196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934

For Quarter Ended                 September 30, 2002

Commission File Number                  0-21256

                            Cypress Equipment Fund II, Ltd.
           (Exact name of Registrant as specified in its charter)

          Florida                                     59-3082723
(State or other jurisdiction of                  (I.R.S. Employer No.
 incorporation or organization)

  880 Carillon Parkway, St.  Petersburg,     Florida         33716
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (727) 567-1000

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
Title of Each Class                                   September 30, 2002
Units of Limited Partnership
Interest: $1,000 per unit                                 36,469

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2001 Form 10-K, filed with the
Securities and Exchange Commission on July 9, 2002
Parts III and IV - Form S-1 Registration Statement
and all amendments and supplements thereto
File No. 33-44119

PART I - Financial Information
  Item 1. Financial Statements

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
BALANCE SHEETS
September 30, 2002	December 31, 2001

ASSETS
Rental Equipment, at Cost
  Less:  Accumulated Depreciation

Deposit on Equipment
Investment In Partnerships
Rent and Sales Proceeds Receivable
Cash and Cash Equivalents

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable
Payable to:  General Partners
             Others
Unearned Revenue

    Total Liabilities

Partners' Equity:
Limited Partners (36,469 units outstanding at September 30, 2002 and December 31, 2001)
General Partners

    Total Partners' Equity

    Total Liabilities and Partners' Equity

(Unaudited)

$   427,838
(237,147)
-----------
190,691
-----------

2,410,000
0
5,500
202,914
-----------
$ 2,809,105
===========

$ 1,813,282
978
0
508
-----------
1,814,768
-----------

1,303,323
(308,986)
-----------
994,337
-----------
$ 2,809,105
===========

(Audited)

$   680,825
(343,659)
----------
337,166
----------

2,410,000
143,690
11,182
443,913
----------
$ 3,345,951
==========

$ 1,722,341
2,022
19,069
508
----------
1,743,940
----------

1,904,921
(302,910)
----------
1,602,011
----------
$ 3,345,951
==========

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2002 ----	2001 ----

Revenues:
Rental Income
Interest Income
Gain (Loss) on Sale of Equipment
Gain on Sale of Other

Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Fees-General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization

  Total Operating Expenses

Net (Loss) Before Equity in Income of Partnership
Equity in Partnership

Net (Loss)

Allocation of Net Income (Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000 Limited
Partnership Unit Outstanding

Number of Limited Partnership Units Outstanding

$   60,000
1,778
(51,989)
2,376
----------
12,165
----------

3,951
0

7,152
502,062
90,941
26,756
----------
630,862
----------

(618,697)
11,022
----------
$ (607,675)
==========

$ (601,598)
(6,077)
----------
$ (607,675)
==========

$   (16.50)
==========
36,469
==========

$   84,007
16,093
0
6,242
----------
106,342
----------

6,742
381,266

21,031
86,623
84,895
38,904
----------
619,461
----------

(513,119)
124,557
----------
$ (388,562)
==========

$ (384,676)
(3,886)
----------
$ (388,562)
==========

$   (10.55)
==========
36,469
==========

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2002 ----	2001 ---

Revenues:
Rental Income
Interest Income
Gain (Loss) on Sale of Equipment
Gain on Sale of Other

Total Revenues

Operating Expenses:
Management Fees-General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization

  Total Operating Expenses

Net (Loss) before Equity in Income of Partnership
Equity in Partnership

Net Income (Loss)

Allocation of Net Income (Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000 Limited
Partnership Unit Outstanding

Number of Limited Partnership Units Outstanding

$   16,500
404
(399)
2,376
----------
18,881
----------

979

3,773
157,637
30,659
7,062
----------
200,110
----------

(181,229)
11,022
----------
$ (170,207)
==========

$ (168,505)
(1,702)
----------
$ (170,207)
==========

$    (4.62)
==========
36,469
==========

$   28,003
3,770
0
0
----------
31,773
----------

2,114

5,361
41,508
28,621
12,968
----------
90,572
----------

(58,799)
124,557
----------
$   65,758
==========

$   65,100
658
----------
$   65,758
==========

$     1.79
==========
36,469
==========

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

2002 ----	20001 ----

Cash Flows from Operating Activities:
  Net Income (Loss)
  Adjustments to Reconcile Net Income to Net   Cash Provided by Operating Activities:
  Loss on Sale of Equipment
  Depreciation and Amortization
  Deferred Interest on Notes Payable
  Equity in Income of Investment in Partnership
  Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Rents Receivable
  Increase (Decrease) in Payable to:
     General Partners
     Other

    Net Cash Provided by Operating Activities

Cash Flows from Investing Activities:
  Distributions Received
  Proceeds from Sale of Equipment
  Investment in Partnerships
  Proceeds from Sale of Partnership

    Net Cash Provided By Investing Activities

Cash Flows from Financing Activities:
   Distributions to Limited Partners
   Distributions to General Partners

    Net Cash Provided by Financing Activities

(Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

Supplemental Cash Flow Information Interest Paid

$  (607,675)

51,989
26,756
90,941
(11,022)

5,682

(1,044)
(19,069)
----------
(463,442)
----------

60,049
67,732
0
94,662
----------
222,443
----------

0
0
----------
0
----------
(240,999)

443,913
----------
$  202,914
==========
$        0
==========

$  (388,562)

0
38,904
84,895
(124,557)

6,000

(44,767)
(82,635)
----------
(510,722)
----------

297,502
0
(2,000)
0
----------
295,502
----------

(1,263,651)
(12,765)
----------
(1,276,416)
----------
(1,491,636)

1,982,548
----------
$  490,912
==========
$        0
==========

Non-Cash Activities:

Notes Payable in 2002 were increased by $90,941, the amount of Deferred Interest on Notes Payable.

Notes Payable in 2001 were increased by $84,895, the amount of Deferred Interest on Notes Payable.

The accompanying notes are an integral part
of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

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

   During the nine months ended September 30, 2002, there was no additional borrowing or payments.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

   The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 2002:

      Equipment Management Fees                 $  3,951
      General and Administrative Costs             7,152

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

NOTE 5 - CASH AND CASH EQUIVALENTS

   It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $202,914 at September 30, 2002, represents cash of $15,413, and money market mutual funds of $187,501.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001.

   Rental income decreased to $60,000 for the nine months ended September 30, 2002, from $84,007 for the nine month period ended September 30, 2001. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income decreased to $1,778 for the nine months ended September 30, 2002, as compared to $16,093 for the nine months ended September 30, 2001. This decrease was primarily due to a decreased average balance of cash for investment and lower interest rates. During the nine months ended September 30, 2002, rental equipment with a book value of $119,719 was sold for $69,000 less expenses of sale of $1,270 resulting in a loss on sale of $51,989. During the nine months ended September 30, 2001, the Partnership did not sell any equipment.

   The 4% incentive management fee was earned with the August 10, 1999 distribution as each Limited Partner has received cumulative cash distributions equal to his capital contribution. The 19% incentive management fee was earned in total with the April 2001 distribution as all Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date. Incentive management fees decreased from $381,266 for the nine months ended September 30, 2001 to $0 for the nine months ended September 30, 2002, since no further distributions, on which incentive management fees are based, have been made.

   Interest expense was comparable the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Depreciation expense decreased for the nine months ended September 30, 2002 versus 2001, due to a lower average depreciable basis of equipment. General and Administrative Expenses increased from $86,623 for the nine months ended September 30, 2001 to $502,061 for the nine months ended September 30, 2002. This was primarily due to increased legal costs associated with the deposit for the right to obtain title for a specialty tug and barge on December 31, 2002.

   The net effect of the above revenue and expense items resulted in a net loss of $618,697 for the nine months ended September 30, 2002, compared to a net loss of $513,119 for the nine months ended September 30, 2001, before Equity in Income of Partnership. For the nine months ended September 30, 2002 Equity in Income of Partnership was $11,022 compared to $124,557 for the nine months ended September 30, 2001. This resulted in a net loss of $607,675 for the nine months ended September 30, 2002, as compared to a net loss of $388,562 for the nine months ended September 30, 2001.

   During the nine months ended September 30, 2002, the Partnership did not incur any additional borrowing and made $0 of principal payments on notes.

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001.

   Rental income decreased to $16,500 for the three months ended September 30, 2002 as compared to rental income of $28,003 for the three months ended September 30, 2001. This decrease was primarily due to equipment coming off lease or being sold in the intervening period. Interest income decreased for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. This was due to a lower level of cash available for investment and lower interest rates.

   Interest expense increased to $30,569 for the three months ended September 30, 2002, as compared to $28,621 for the three months ended September 30, 2001. This increase is due to an accrual for a balloon loan. Depreciation expense decreased for the three months ended September 30, 2002 versus 2001. This decrease was primarily due to equipment coming off lease or being sold in the intervening period.

   During the quarters ended September 30, 2002 and 2001, the Partnership did not sell any equipment. During the three months ended September 30, 2002, the Partnership sold its remaining interest in a partnership for $94,662.

   The net effect of the above revenue and expense items resulted in a net loss of $181,229 for the three months ended September 30, 2002, compared to a net loss of $58,799 for the three months ended September 30, 2001, before Equity in Income of Partnership. For the three months ended September 30, 2002 Equity in Income of Partnership was $11,022 compared to $124,557 for the three months ended September 30, 2001. This resulted in a net loss of $170,207 for the three months ended September 30, 2002, as compared to a net income of $65,758 for the three months ended September 30, 2001.

Liquidity and Capital Resources

   Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners, administrative expenses and debt retirement. These short-term needs will be funded by Cash and Cash Equivalents at September 30, 2002, and sales proceeds.

   For the nine months ended September 30, 2002, the Partnership had a net loss of $170,207. After adjusting net income during this period for depreciation and amortization, and the changes in operating assets and liabilities, net cash used in operating activities was $463,442. Cash provided by investing activities consisted of $60,049 from distribution and sale proceeds of $94,622 from Investment in Partnerships, and $68,129 in proceeds from the Sale of Equipment. No cash was used in financing activities. In total, during the nine months ending September 30, 2002, Cash and Cash Equivalents decreased $240,999 from operating activities, investing activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of September 30, 2002, of $202,914.

   In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at September 30, 2002, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

PART II - Other Information

    Item 6.   Exhibits and Reports on Form 8-K

    a)        Exhibits - None.

    b)        Reports on Form 8-K -None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Cypress Equipment Fund II, Ltd.

Date:  March 6, 2003              By: /s/Stephen R. Harwood
                                      Stephen R. Harwood
                                      President of the Managing Partner
                                      Cypress Equipment Management Corp. II

Date:  March 6, 2003              By: /s/ Carol Georges
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

Date: March 6, 2003             By: /s/Stephen R. Harwood
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

Date: March 6, 2003            By: /s/ Carol Georges
                                   Carol Georges
                                   Director of Accounting
                                   Partnership Administration
                                   Raymond James and Associates