Form 10-K
period 2002-12-31
CYPRESS EQUIPMENT FUND II LTD
filed 2003-06-26
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549-1004

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 2002

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

Title of Each Class
Units of Limited Partnership Interest
$1,000 per unit

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information state-
ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

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
  Title of Each Class                              at December 31, 2002

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

     The Partnership is winding down its operations.

Item 2.  PROPERTIES

     The Registrant commenced operations in June 1992, and as of December 31, 2002, the only asset is a right to obtain title to a specialty tug and barge. These vessels are the "Energy Ammonia" and "Energy Altair."

     The Partnership paid $3,118,969 for the right to obtain title to a specialty tug and barge on December 30, 2002, at the expiration of the lease.  This item was written down to $2,410,000 during the year ended December 31, 2001 to its lower end market value.

     Subsequent to December 31, 2002, all right, title and interest in these vessels were officially conveyed and accepted by the Partnership on January 10, 2003. On May 28, 2003, these vessels were sold for a gross sales price of $3,425,000. These proceeds were immediately used to pay off the note payable with accrued interest of $1,898,110. This left the Partnership with $1,526,890 to pay expenses and to make the final distribution.

Item 3.  LEGAL PROCEEDINGS

     As of December 31, 2002 there are no legal proceedings pending.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2002.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SECURITY
HOLDER MATTERS

 (a)     The Registrant's limited partnership interests are not publicly          traded. There is no market for the Registrant's limited          partnership interests and it is unlikely that any will develop.

 (b)     Approximate number of equity security holders:

                                                Number of Record Holders
Title of Each Class                              as of December 31, 2002

Units of Limited Partnership Interest                     2,260
General Partner Interests                                    3

Item 6.  SELECTED FINANCIAL DATA
	2002	2001	2000	1999	1998
Total Revenues	$ 81,596	$ 134,626	$1,016,493	$ 7,684,923	$ 8,736,573
Net Income(Loss)	$(1,001,086)	$(1,154,625)	$ (378,833)	$11,551,809	$ 4,560,365
Total Assets	$ 2,699,694	$ 3,345,951	$5,774,872	$14,553,255	$33,822,260
Notes Payable	$ 1,845,015	$ 1,722,341	$1,607,824	$ 1,500,921	$ 6,497,730
Distributions to Limited Partners Per Weighted Average Limited Partnership Unit Outstanding	$ 0	$ 34.65	$ 167.67	$ 750.98	$ 150.00
Earnings (Loss)Per Weighted Average Limited Partnership Unit Outstanding	$ (27.18)	$ (31.34)	$ (10.28)	$ 313.59	$ 123.80

     The selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND          RESULTS OF OPERATIONS

Results of Operations

     The Partnership is winding down its operations. The Partnership has sold significant assets, as discussed below. The remaining asset is a deposit for the right to obtain title to a specialty tug and barge on December 31, 2002, at the expiration of the lease.

     Rental income decreased from $111,007 for the year ended December 31, 2001, to $77,008 for the year ended December 31, 2002. The decrease in rental revenue was primarily from one lease generating approximately $45,000 in lease revenue for the twelve months ending December 31, 2001 and only $10,500 for three months for the year ending December 31, 2002. Interest income also decreased during the year ended December 31, 2002 as compared to the prior year because of lower average balances of cash for investment and lower interest rates.

     Interest expense increased from $114,517 for the year ended December 31, 2001, to $122,674 for the year ended December 31, 2002. This increase resulted from increased expenses for a balloon loan. Depreciation expense decreased for year ended December 31, 2002 versus the same period in 2001 because the Partnership had a lower depreciable basis of equipment as a result of sales of rental equipment during the year ended December 31, 2002. Management fee expense decreased from $8,765 for the year ended December 31, 2001, to $4,801 for the year ended December 31, 2002 due to decreased rental revenues. General and Administrative expenses increased from $199,237 for the year ended December 31, 2001, to $770,134 for the year ended December 31, 2002. There were $152,760 and $673,760 of legal expenses for the period ending December 31, 2001 and December 31, 2002, respectively. Legal expenses began to climb in 2001 due to the specialty tug barge transaction. The Partnership initiated litigation against the charterer and the guarantor in connection with the maintenance of the specialty tug barge. In response the charterer counter-sued the Partnership claiming tortious interference. The legal expenses continued to escalate in 2002. In December 2002 both actions were dismissed by Federal District Court.

     The 4% incentive management fee was earned with the August 10, 1999, distribution as each Limited Partner has received cumulative cash distributions equal to his capital contribution. The 19% incentive management fee was earned in total with the April 2000 distribution as all Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date. Incentive management fees decreased from $381,266 for the year ended December 31, 2001 to $0 for the year ended December 31, 2002 as there were no distributions for the year end December 31, 2002. Equipment resale fee expense increased from $0 for the year ended December 31, 2001, to $18,462 for the year ended December 31, 2002. The Equipment resale fee was deferred without interest until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date. The first equipment resale fees were paid to the general partner concurrently with the April 2000 distribution.

     During the year ended December 31, 2002, rental equipment with a book value of $303,347 plus expenses of $5,718, was sold for $176,446 resulting in a loss on sale of $132,619. During the year ended December 31, 2001, no rental equipment was sold.

     During the year ended December 31, 2002, the Partnership had other income of $2,376 from the final creditor distribution from a bankrupt airline. During the year ended December 31, 2001, the Partnership had other income of $6,242 from the sale of aircraft parts.

     During the year ended December 31, 2001, the Partnership had a loss of $708,969 in the write down of Deposit on Equipment. Due to the appraisals it was decided to write down the equipment to a lower end market value.

     Depreciation expense decreased $18,053 for the year ended December 31, 2002 versus the year ended December 31, 2001, due to an average depreciable basis of equipment of $340,412 during 2002 versus an average of $680,825 during 2001.

     The net effect of the above revenue and expense items resulted in a net loss of $1,001,086 for the year ended December 31, 2002, compared to a net loss of $1,154,625 for the year ended December 31, 2001.

     Notes payable increased $122,674 during the year ended December 31, 2002, due to deferred interest of $122,674.

Liquidity and Capital Resources

     The primary sources of funds for the year ended December 31, 2002, were: $77,008 from rental income, $60,049 in distributions from other partnerships, $170,728 from the sale of equipment and $93,935 from the sale of a Partnership interest. These sources and cash available were used primarily to meet expenses. As of December 31, 2002, the Partnership had $278,694 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to meet administrative expenses and to make the final distribution. Cash from 2003 operations and Cash and Cash Equivalents at December 31, 2002, will fund these short-term needs.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     The cash balance at December 31, 2002, was $278,694. The Partnership had a net loss of $1,001,086 and after adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash used in operating activities was $489,931. Cash provided by investing activities totaled $324,712.

     Actual cash distributions were $0 in 2002 and $1,276,416 in 2001.

     The Partnership expects to dissolve its operations in 2003. The Partnership anticipates that funds from operations in 2003 and cash reserves will be adequate to cover all 2003 operating contingencies and make a final distribution.

INDEPENDENT AUDITOR'S REPORT

To the Partners of
  Cypress Equipment Fund II, Ltd.

     We have audited the accompanying balance sheets of Cypress Equipment Fund II, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Equipment Fund II, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 9, the Partnership is winding down its operation.

                                  SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                      Certified Public Accountants

Clearwater, Florida
May 30, 2003

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS EQUIPMENT FUND II, LTD.
BALANCE SHEETS
DECEMBER 31,
2002 ----	2001 ----

ASSETS
Rental Equipment, at Cost
  Less:  Accumulated Depreciation

Deposit on Equipment
Investment In Partnership
Rent and Sales Proceeds Receivable
Cash and Cash Equivalents

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable
Payable to:  General Partners
             Others
Unearned Revenue

    Total Liabilities

Partners' Equity (Deficit):
Limited Partners (36,469 units outstanding at December 31, 2002 and 2001)
General Partners

    Total Partners' Equity

    Total Liabilities and Partners' Equity

$         0
0
-----------
0

2,410,000
0
11,000
278,694
----------
$ 2,699,694
==========

$ 1,845,015
20,291
233,463
0
----------
2,098,769
----------

913,846
(312,921)
----------
600,925
----------
$ 2,699,694
==========

$   680,825
(343,659)
-----------
337,166

2,410,000
143,690
11,182
443,913
----------
$ 3,345,951
==========

$ 1,722,341
2,022
19,069
508
----------
1,743,940
----------

1,904,921
(302,910)
----------
1,602,011
----------
$ 3,345,951
==========

The accompanying notes are an integral part
of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
2002 ----	2001 ----	2000 ----

Revenues:
Rental Income
Other Income
Interest Income
Gain on Sale of Rental Equipment
Recovery on Write Down

     Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Management Fee -
  General Partner
Equipment Resale Fee -
  General Partner
General & Administrative:
  Affiliate
  Other
Interest Expense
Depreciation and Amortization
Loss on Sale of Rental Equipment
Loss on Sale of Rental Equipment Held for Sale
Loss on Sale of Partnership Interest
Write Down of Assets

     Total Operating Expenses

Net Income (Loss) Before Equity in Income of Partnership

Equity in Partnership

Net Income (Loss)

Allocation of Net Income (Loss):
  Limited Partners
  General Partners

Net Loss per $1,000 Limited Partnership Unit Outstanding

Number of Limited Partnership Units

$   77,008
2,376
2,212
0
0
----------
81,596
----------

4,801

0

18,462

10,467
770,134
122,674
33,819
132,619

0

16,984
0
----------
1,109,960
----------

(1,028,364)

27,278
----------
$(1,001,086)
==========

$  (991,075)
(10,011)
----------
$(1,001,086)
==========
$    (27.18)
==========
36,469
==========

$  111,007
6,242
17,377
0
0
----------
134,626
----------

8,765

381,266

0

21,856
199,237
114,517
51,872
0

0

0
708,969
----------
1,486,482
----------

(1,351,856)

197,231
----------
$(1,154,625)
==========

$(1,143,079)
(11,546)
----------
$(1,154,625)
==========
$    (31.34)
==========
36,469
==========

$  485,966
0
76,940
425,843
50,000
----------
1,038,749
----------

59,893

638,690

151,752

38,771
202,831
106,903
298,972
0

22,256

0
0
----------
1,520,068
----------

(481,319)

102,486
----------
$ (378,833)
==========

$ (375,045)
(3,788)
----------
$ (378,833)
==========
$   (10.28)
==========
36,469
==========

The accompanying notes are an integral part
of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
Limited Partners' Equity --------	General Partners' Deficit --------	Total Partners' Equity --------

Balance at December 31, 1999

Net Loss - 2000

Distributions - 2000

Balance at December 31, 2000

Net Loss - 2001

Distributions - 2001

Balance at December 31, 2001

Net Loss - 2002

Balance at December 31, 2002

$10,801,153 (375,045) (6,114,457) ------------ 4,311,651 (1,143,079) (1,263,651) ----------- 1,904,921 (991,075) ----------- $ 913,846 ===========	$(213,044) (3,788) (61,767) --------- (278,599) (11,546) (12,765) ---------- (302,910) (10,011) ---------- $(312,921) ==========	$10,588,109 (378,833) (6,176,224) ----------- 4,033,052 (1,154,625) (1,276,416) ----------- 1,602,011 (1,001,086) ----------- $ 600,925 ===========

The accompanying notes are an integral part
of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
	2002 ----	2001 ----	2000 ----

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
 Proceeds from Sale of Equipment
 Proceeds from Sale of Partnership

Net Cash Provided by Investing Activities

Cash Flows from Financing Activities:
 Increase in Deferred Debt Costs
 Distributions to Partners

Net Cash Used In Financing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$(1,001,086)

132,619
33,819
122,674
0

(10,294)

0

182

0
0

18,269
214,394
(508)
-----------

(489,931)
-----------

0
60,049
170,728
93,935
-----------

324,712
-----------

0
0
-----------
0
-----------
(165,219)

443,913
----------
$  278,694
==========

$(1,154,625)

0
51,872
114,517
708,969

(197,231)

0

(11,182)

6,000
0

(48,085)
(64,312)
0
-----------

(594,077)
-----------

(2,000)
333,858
0
0
-----------

331,858
-----------

0
(1,276,416)
-----------
(1,276,416)
-----------
(1,538,635)

1,982,548
----------
$  443,913
==========

$ (378,833)

(425,843)
298,972
106,903
0

(102,486)

2,932,078

524,848

(6,000)
22,248

(1,961,907)
(350,572)
(17,750)
----------

641,658
----------

0
141,997
4,696,228
0
----------

4,838,225
----------

(1,500)
(6,176,224)
----------
(6,177,724)
----------
(697,841)

2,680,389
----------
$1,982,548
==========

Supplemental Cash Flow Information:
Interest Paid	$ 0 ==========	$ 0 ==========	$ 0 ==========

Non-Cash Activities:

Notes Payable in 2000 were increased by $106,903 the amount of Deferred Interest on Notes Payable.

Notes Payable in 2001 were increased by $114,517 the amount of Deferred Interest on Notes Payable.

In 2001, the Deposit on Equipment was written down to $2,410,000.

Notes Payable in 2002 were increased by $122,674 the amount of Deferred Interest on Notes Payable.

The accompanying notes are an integral part
of these financial statements.

Cypress Equipment Fund II, Ltd.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

     As of December 31, 2002, the Partnership has received Limited and General Partner capital contributions of $36,469,000 and $2,000, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

     The Partnership utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized as obligations are incurred.

Cash and Cash Equivalents

     It is the Partnership's policy to include all money market funds and Repurchase Agreements in Cash and Cash Equivalents.

Concentration of Credit Risk

     Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash investments. The cash investments are placed in high credit quality financial institutions and in a money market mutual fund that is managed by a wholly owned subsidiary of Raymond James Financial, Inc. The Partnership receives rental income exclusively from lessees. Management does not believe that significant credit risk exists in relation to these accounts at December 31, 2002.

     The Partnership maintains deposits in excess of federally insured limits. Generally accepted accounting principles requires disclosure regardless of the degree of risk.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

Leases

     The Partnership accounts for qualifying leases in accordance with the operating method. Under the operating method of accounting, the leased equipment is recorded as an asset at cost and depreciated on the declining balance method using a ten to forty year life. Rental income is recognized ratably over the term of the leases. No rental equipment is owned as of December 31, 2002.

Write-Down of Assets

     The Fund reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, a loss on revaluation is recorded. In addition to equipment the Fund also reviews the carrying value of other assets. The Fund reviews the values of the underlying equipment in these other assets. Write downs of $708,969 were required in 2001. There were no write downs in 2002.

Investment In Partnership

      The Partnership accounts for its investment in partnership using the equity method of accounting because the Partnership does not have a majority control of the major operating and financial policies of the partnership in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the partnership in which it has invested, and additional investments and cash distributions from the partnership. In 2002, the Partnership sold its investment in partnership for $93,935.

Income Taxes

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the Partners in their individual income tax returns. Accordingly, no provision for such taxes has been made.

Per Unit Computations

     Per unit computations are based on 36,469 of $1,000 limited partnership units outstanding for 2002, 2001, and 2000, respectively.

Reclassifications

     For comparability, the 2000 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2002.

NOTE 3 - RELATED PARTY TRANSACTIONS

General Partners

     The General Partners have contributed a total of $2,000 to the Partnership.

     In accordance with the terms of the Limited Partnership Agreement, the Administrative and Managing General Partners were paid or had accrued for equipment management fees of $4,801, $8,765, and $59,893, (5% of gross rentals from rental equipment subject to operating leases, 2% of gross rentals from rental equipment subject to full payout leases, or 1% of gross rentals from rental equipment subject to operating leases for which the Administrative and Managing General Partners arrange for and actively supervise the performance of services); incentive management fees of $0, $381,266, and $638,690, resale fees of $18,462, $0, and $151,752 in 2002, 2001, and 2000, respectively. Gross rentals for purposes of calculating equipment management fees include cash revenues received by the Partnership subsequent to the date of purchase including cash revenues that relate to periods prior to the date of purchase. General Partner distributions were $0, $12,765, and $61,767 for 2002, 2001, and 2000, respectively.

Affiliates of the General Partner

     The following amounts were paid or accrued to affiliates of the General Partners: $10,467 in 2002, $21,856 in 2001, and $38,771 in 2000 for reimbursement of general and administrative expenses on an accountable basis.

NOTE 4 - DEPOSIT ON EQUIPMENT

     During 1996 the Partnership paid $3,109,549 for the right to obtain title to certain equipment on December 31, 2002, at the expiration of the lease. The partnership has reviewed the appraisals of the underlying values of this asset. Upon review of these appraisals the Partnership wrote this transaction down to $2,410,000 during 2001.

     Subsequent to December 31, 2002, all right, title and interest in these vessels were officially conveyed and accepted by the Partnership on January 10, 2003. On May 28, 2003, these vessels were sold for a gross sales price of $3,425,000. These proceeds were immediately used to pay off the note payable with accrued interest of $1,898,110. This left the Partnership with $1,526,890 to pay expenses and to make the final distribution. See Note 11 - Subsequent Events.

NOTE 5 - INVESTMENT IN PARTNERSHIP

     During 1997 the Partnership acquired a 50% interest in a Limited Partnership which purchased intermodal marine containers and chassis for approximately $1.7 million. These containers and chassis are on lease to Transamerica Leasing for a term of three years. The Partnership sold its interest in this Limited Partnership on September 20, 2002.

     The following is a summary of the Investment in Partnership:
12/31/2001
Investment In Cypress Access Container Cummulative Distributions	$ 1,483,879 (2,250,445)
Cumulative Equity in Income Investment in Partnership before Adjustment Acquisition Expense Net Investment in Partnership	861,750 95,184 48,506 $ 143,690

CYPRESS ACCESS CONTAINER PARTNERS
SUMMARIZED STATEMENT OF OPERATIONS

	For the Nine Months ended September 30, 2002	For the Twelve Months ended December 31, 2001
Rental Income Gain on Sale of Containers Interest Income Total Income Expenses: General & Administrative Depreciation & Amortization Total Expenses	$ 36,454 58,497 39 ---------- 94,990 ---------- 3,675 36,759 ---------- 40,434 ----------	$ 128,428 352,492 164 ---------- 481,084 ---------- 5,410 81,212 ---------- 86,622 ----------
Net Income Other Partner's Share of Net Income Cypress' Share of Net Income	$ 54,556 ========== $ 27,278 27,278 ---------- $ 54,556 ==========	$ 394,462 ========== $ 197,231 197,231 ---------- $ 394,462 ==========
The Cypress Partnership Equity differs from the Investment in Partnership before acquisition expenses primarily due to the differences in the accounting treatment of miscellaneous items.
NOTE 6 - NOTES PAYABLE Notes payable consist of the following:
	December 31,2002	December 31, 2001
Non-recourse note payable secured by residual proceeds after lease termination in 2002 with fixed interest rate of 7%. Interest is added to principal.	$1,845,015 ---------	$1,722,341 ---------
TOTAL	$1,845,015 =========	$1,722,341 =========

The aggregate amounts of principal payments due in the years after December 31, 2002 are : 2003 - $1,845,015.

NOTE 7 - TAXABLE INCOME (Loss)

The Partnership's taxable income (loss) differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is reconciliation between net loss as reported and Partnership income (loss) for tax purposes:
2002	2001	2000

Net loss per financial statements

Tax gain in excess of financial gain on sale of equipment

(Additional) less tax depreciation

Write-down of Equipment

Write-down of Deposit on Equipment
Other Adjustments

Partnership income (loss) for tax purposes

$(1,001,086) 181,819 3,454 0 0 18,462 ---------- $ (797,351) ==========	$(1,154,625) 0 (8,926) (811,680) 708,969 0 ---------- $(1,266,262) ==========	$ (378,833) 1,939,535 (27,484) (50,000) 0 0 ---------- $ 1,483,218 ==========

NOTE 8 - MAJOR LESSEE INFORMATION

     Two leases accounted for $66,000 and $10,500 of the rental income for the year ended December 31, 2002. Two leases accounted for $66,000 and $45,007 of the rental income for the year ended December 31, 2001.

NOTE 9 - OTHER

     The Partnership is winding down its operations. Dissolution will occur after the Partnership's last asset is sold. See Note 11 - Subsequent Events.

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Year 2002         Quarter 1      Quarter 2      Quarter 3      Quarter 4
                  3/31/2002      6/30/2002      9/30/2002      12/31/2002
Total
Revenues         $   27,637      $   34,353     $   18,881     $       725

Net Income
(Loss)           $  (92,869)     $ (344,599)    $ (170,207)    $  (393,411)

Earnings
(Loss) Per
Weighted
Average
Limited
Partnership
Unit
Outstanding       $   (2.52)     $    (9.36)    $    (4.62)     $   (10.68)

___________________________________________________________________________

Year 2001       Quarter 1     Quarter 2      Quarter 3     Quarter 4
                3/31/2001     6/30/2001      9/30/2001     12/31/2001
Total
Revenues        $  44,032      $  30,357      $  31,773      $  28,464

Net Income
(Loss)          $(407,258)     $ (47,062)     $  65,758      $(766,063)

Distributions
To Limited
Partners Per
Weighted
Average
Limited
Partnership
Unit
Outstanding     $   34.65      $       0      $       0      $      0

Earnings
(Loss) Per
Weighted
Average
Limited
Partnership
Unit
Outstanding     $  (11.06)     $   (1.28)     $    1.79      $  (20.79)

NOTE 11 - SUBSEQUENT EVENTS

     On January 10, 2003, the Partnership accepted all right, title and interest in the Vessels "Energy Ammonia" and "Energy Altair".  On May 28, 2003, these vessels were sold for a gross sales price of $3,425,000. These proceeds were immediately used to pay off the note payable with accrued interest of $1,898,110. This left the Partnership with $1,526,890 to pay expenses and to make the final distribution from this transaction.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The General Partners of Cypress Equipment Fund II, Ltd., as purchasers of Partnership units, own 0 units of the outstanding securities of the Partnership as of December 31, 2002. Directors and officers of the General Partners of Cypress Equipment Fund II, Ltd. own 0 units of the outstanding securities of the Partnership as of December 31, 2002.

     The Registrant is a Limited Partnership and therefore does not have voting securities. To the knowledge of the Partnership, no person owns of record, or beneficially, more than 5% of the Partnership's outstanding units.

Item 13.  Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of the Partnership. The amounts and kinds of compensation and fees are described on pages 19 through 23 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended December 31, 2002, 2001, and 2000.

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
                92.1 among BLC Corporation
                (Trustor"), First Security Bank of
                Utah, National Association ("Owner-
                Trustee"), Hitachi Credit America
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

                                Cypress Equipment Fund II, Ltd.

Date:  June 25, 2003              By: /s/Stephen R. Harwood
                                      Stephen R. Harwood
                                      President of the Managing Partner
                                      Cypress Equipment Management Corp. II

Date:  June 25, 2003              By: /s/ Carol Georges
                                      Carol Georges
                                      Director of Accounting
                                      Partnership Administration
                                      Raymond James and Associates

CERTIFICATIONS*

I, Stephen R. Harwood, certify that:

1. I have reviewed this quarterly report on Form 10-K of Cypress Equipment Fund II, Ltd.;

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

Date: June 25, 2003             By: /s/Stephen R. Harwood
                                    Stephen R. Harwood
                                    President of the Managing Partner
                                    Cypress Equipment Management Corp. II

I, Carol Georges, certify that:

1. I have reviewed this quarterly report on Form 10-K of Cypress Equipment Fund II, Ltd.;

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

Date: June 25, 2003            By: /s/ Carol Georges
                                   Carol Georges
                                   Director of Accounting
                                   Partnership Administration
                                   Raymond James and Associates