Form 10-Q
period 2003-03-31
CYPRESS EQUIPMENT FUND II LTD
filed 2003-07-28
CIK 881196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                 March 31, 2003

Commission File Number                0-21256

                           Cypress Equipment Fund II, Ltd.
                   (Exact name of Registrant as specified in its charter)

            Florida                                       59-3082723
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  880 Carillon Parkway,    St. Petersburg,   Florida         33716
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code      (727) 567-4830

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
  Title of Each Class                                 March 31, 2003

Units of Limited Partnership
Interest:  $1,000 per unit                                 36,469

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2002 Form 10-K, filed with the
Securities and Exchange Commission on June 25, 2003
Parts III and IV - Form S-1 Registration Statement
and all amendments and supplements thereto
File No. 33-44119

PART I - Financial Information
Item 1.  Financial Statements

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
BALANCE SHEETS
March 31, 2003	December 31, 2002

ASSETS
Equipment Held for Sale
Rent and Sales Proceeds Receivable
Cash and Cash Equivalents

   Total Assets

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable
Payable to:  General Partners
             Others

   Total Liabilities

Partners' Equity:
Limited Partners (36,469 units outstanding
at March 31, 2003 and December 31, 2002)
General Partners

   Total Partners' Equity

   Total Liabilities and Partners' Equity

(Unaudited)

$ 2,410,000
0
182,001
-----------
$ 2,592,001
===========

$ 1,876,747
20,291
150,886
------------
2,047,924
------------

857,566
(313,489)
------------
544,077
------------
$ 2,592,001
============

(Audited)

$ 2,410,000
11,000
278,694
-----------
$ 2,699,694
===========

$ 1,845,015
20,291
233,463
-----------
2,098,769
-----------

913,846
(312,921)
------------
600,925
------------
$ 2,699,694
===========

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
2003 ----	2002 ----

Revenues:
Rental Income
Interest Income

Total Revenues

Operating Expenses:
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization

  Total Operating Expenses

Net Income(Loss)

Allocation of Net Income(Loss):
  Limited Partners
  General Partners

Net Income per $1,000 Limited Partnership Unit Outstanding

Number of Limited Partnership Units Outstanding

$         0
291
------------
291
------------

0
25,407
31,732
0
------------
57,139
------------
$   (56,848)
============

$   (56,280)
(568)
------------
$   (56,848)
============

$     (1.54)
============

36,469
============

$    27,000
637
------------
27,637
------------

3,379
76,265
29,623
11,239
------------
120,506
------------
$   (92,869)
============

$   (91,940)
(929)
------------
$   (92,869)
============

$     (2.52)
============

36,469
============

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
2003 ----	2002 ----

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

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

$ (56,848) 0 31,732 11,000 (82,577) ----------- (96,693) ----------- 0 ----------- 0 ----------- (96,693) 278,694 ----------- $ 182,001 ===========	$ (92,869) 11,239 29,623 7,454 (17,704) ----------- (62,257) ----------- 37,299 ----------- 37,299 ----------- (24,958) 443,913 ----------- $ 418,955 ===========

Non-Cash Activities:

Notes Payable in 2003 were increased by $31,732, the amount of Deferred Interest on Notes Payable.

Notes Payable in 2002 were increased by $29,623, the amount of Deferred Interest on Notes Payable.

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003

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

NOTE 2 - NOTES PAYABLE

     The Equipment Held for Sale is the collateral for the Note Payable.

     There were no additional borrowing or payments for the three months ended March 31, 2003.

NOTE 3 - BASIS OF PREPARATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 2002. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

NOTE 4 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $182,001 at March 31, 2003, represents cash of $1,038 and money market mutual funds of $180,963.

NOTE 5 - SUBSEQUENT EVENTS

     On May 28, 2003, the specialty vessels were sold for a gross sales price of $3,425,000. These proceeds were immediately used to pay off the note payable with accrued interest of $1,898,110. This left the Partnership with $1,526,890 to pay expenses and to make the final distribution from this transaction.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002.

     The Partnership is winding down its operations. The Partnership has sold significant assets. The remaining asset is a specialized tug boat and barge.

     Rental income for the three months ended March 31, 2003, was $0 as there are no leases to produce revenue. Rental income for the three months ended March 31, 2002, was $27,000. Interest income decreased for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002 because of lower average balances of cash for investment. During the three months ended March 31, 2003 and March 31, 2002, the Partnership did not sell any equipment.

     Interest expense was comparable the three months ended March 31, 2003, as compared the three months ended March 31, 2002. Depreciation expense decreased from $11,239 for the three months ended March 31, 2002 to $0 for the three months ended March 31, 2003, as there is no depreciable equipment.

     The net effect of the above revenue and expense items resulted in a net loss of $56,848 for the three months ended March 31, 2003, compared to a net loss of $92,869 for the three months ended March 31, 2002.

     During the three months ended March 31, 2003, the Partnership did not incur any additional borrowing and made no principal payments on notes.

Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet administrative expenses. Cash and Cash Equivalents at March 31, 2003, and equipment sales will fund these short-term needs.

     For the three months ended March 31, 2003, the Partnership had a net loss of $56,848. After adjusting net loss during this period for the changes in operating assets and liabilities, net cash used by operating activities was $96,693. This resulted in an ending Cash and Cash Equivalent balance as of March 31, 2003, of $182,001.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at March 31, 2003, and equipment sales proceeds, sufficient funds to remain liquid for the foreseeable future. The General Partners are not aware of any trends that could adversely affect the Partnership's liquidity or the ability to meet near-term obligations.

Item 4.  Controls and Procedures:

     Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

    a)    Exhibits - None.
    b)    Reports on Form 8-K -None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Cypress Equipment Fund II, Ltd.

Date:  July 28, 2003              By: /s/Stephen R. Harwood
                                      Stephen R. Harwood
                                      President of the Managing Partner
                                      Cypress Equipment Management Corp. II

Date:  July 28, 2003              By: /s/ Carol Georges
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

Date: July 28, 2003             By: /s/Stephen R. Harwood
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

Date: July 28, 2003            By: /s/ Carol Georges
                                   Carol Georges
                                   Director of Accounting
                                   Partnership Administration
                                   Raymond James and Associates