Form 10-Q
period 2003-06-30
CYPRESS EQUIPMENT FUND II LTD
filed 2003-08-14
CIK 881196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                 June 30, 2003

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
    Title of Each Class                             June 30, 2003

Units of Limited Partnership
Interest:  $1,000 per unit                            36,469

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on June 25, 2003
Parts III and IV - Form S-1 Registration Statement
and all amendments and supplements thereto
File No. 33-44119

PART I - Financial Information
   Item 1. Financial Statements

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
BALANCE SHEETS
June 30, 2003	December 31, 2002

ASSETS
Deposit on Equipment
Rent and Sales Proceeds Receivable
Cash and Cash Equivalents

    Total Assets

LIABILITIES AND PARTNERS - EQUITY
Liabilities:
Notes Payable
Payable to:  General Partners
             Others

    Total Liabilities

Partners - Equity:
Limited Partners (36,469 units outstanding
at June 30, 2003 and December 31, 2002)
General Partners

        Total Partners - Equity

  Total Liabilities and Partners - Equity

(Unaudited)
------------
$         0
0
1,407,062
------------
$ 1,407,062
============

$         0
55,559
0
------------
55,559
------------

1,656,918
(305,415)
------------
1,351,503
------------
$ 1,407,062
============

(Audited)
------------
$ 2,410,000
11,000
278,694
------------
$ 2,699,694
============

$ 1,845,015
20,291
233,463
------------
2,098,769
------------

913,846
(312,921)
------------
600,925
------------
$ 2,699,694
=============

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,
2003 ----	2002 ----

Revenues:
Rental Income
Interest Income
Gain on Sale of Equipment Held for Sale

  Total Revenues

Operating Expenses:
Management Fees - General Partners
Resale Fees - General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization
Loss on Sale of Equipment

  Total Operating Expenses

Net Income (Loss)

Allocation of Net Income (Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000 Limited Partnership Unit Outstanding

Number of Limited Partnership Units Outstanding

$         0
1,172
921,462
------------
922,634
------------

0
34,250

1,018
83,692
53,096
0
0
------------
172,056
------------
$   750,578
============

$   743,072
7,506
------------
$   750,578
============

$     20.38
============

36,469
============

$    43,500
1,374
0
------------
44,874
------------

2,972
0

3,379
344,425
60,282
19,694
51,590
------------
482,342
------------
$  (437,468)
============

$  (433,093)
(4,375)
------------
$  (437,468)
============

$    (11.88)
============

36,469
============

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30,
2003 ----	2002 ----

Revenues:
Rental Income
Interest Income
Gain on Sale of Equipment Held for Sale

  Total Revenues

Operating Expenses:
Management Fees - General Partners
Resale Fees - General Partners
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization
Loss on Sale of Equipment

  Total Operating Expenses

Net Income (Loss)

Allocation of Net Income (Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000 Limited Partnership Unit Outstanding

Number of Limited Partnership Units Outstanding

$         0
881
921,462
------------
922,343
------------

0
34,250

1,018
58,285
21,364
0
0
------------
114,917
------------
$   807,426
============

$   799,352
8,074
------------
$   807,426
============

$     21.92
============

36,469
============

$    16,500
737
0
------------
17,237
------------

2,972
0

0
268,160
30,659
8,455
51,590
------------
361,836
------------
$  (344,599)
============

$  (341,153)
(3,446)
------------
$  (344,599)
============

$     (9.36)
============

36,469
============

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,
2003 ----	2002 ----

Cash Flows from Operating Activities:
  Net Income (Loss)
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
  (Gain) Loss on Sale of Equipment
  Depreciation and Amortization
  Deferred Interest on Notes Payable
  Changes in Operating Assets and   Liabilities:
  Decrease in Equipment Held for Sale
  (Increase) Decrease in Rents Receivable
  Increase (Decrease) in Payable to:
     General Partners
     Other

      Net Cash Provided by (Used In)       Operating Activities

Cash Flows from Investing Activities:
  Distributions Received
  Proceeds from Sale of Equipment

      Net Cash Provided by Investing       Activities

Cash Flows from Financing Activities:
   Repayment of Notes Payable

       Net Cash (Used In) Provided by        Financing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$   750,578

0
0
53,095

2,410,000
11,000

35,268
(233,463)
-----------

3,026,478
-----------

0
0
-----------

0
-----------

(1,898,110)
-----------

(1,898,110)
-----------

1,128,368

278,694
-----------
$1,407,062
===========

$  (437,468)

51,590
19,694
60,282

0
11,182

2,972
(14,584)
-----------

(306,332)
-----------

60,050
68,129
-----------

128,179
-----------

0
-----------

0
-----------

(178,153)

443,913
-----------
$  265,760
===========

Non-Cash Activities:

Notes Payable in 2003 were increased by $53,095, the amount of Deferred Interest on Notes Payable.

Notes Payable in 2002 were increased by $60,282, the amount of Deferred Interest on Notes Payable.

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003

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

NOTE 2 - NOTES PAYABLE

     During the six months ended June 30, 2003, the final loan was paid off in the amount of $1,898,110.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 2003:

     Equipment Resale Fees                $ 34,250
     General and Administrative Costs        1,018

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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $1,407,062 at June 30, 2003 represents cash of $9,523 and money market mutual funds of $1,397,539.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002.

     The Partnership is winding down its operations. The final distribution should be made by the end of August 31, 2003. The remaining asset is Cash and Cash Equivalents.

     Rental income for the six months ended June 30, 2003 is $0 as there are no leases to produce revenue. Rental income for the six months ended June 30, 2002 was $43,500. Interest income was comparable for the six months ended June 30, 2003 and June 30, 2002. During the six months ended June 30, 2003 equipment held for sale was sold for a gain of $921,462. During the six months ended June 30, 2002 equipment with a book value of $119,719 was sold for $69,000 less expenses of sale of $871, resulting in a loss on sale of $51,590.

     Interest expense was comparable for the six months ended June 30, 2003 and the six months ended June 30, 2002. Depreciation expense decreased from $19,964 for the six months ended June 30, 2002 to $0 for the six months ended June 30, 2003, as there is no depreciable equipment. General and Administrative Expenses decreased from $347,804 for the six months ended June 30, 2002 to $84,710 for the six months ended June 30, 2003. This was primarily due to decreased legal costs associated with the deposit for the right to obtain title for a specialty tug and barge on December 31, 2002.

     The net effect of the above revenue and expense items resulted in net income of $750,578 for the six months ended June 30, 2003, compared to a net loss of $437,468 for the six months ended June 30, 2002.

      During the six months ended June 30, 2003, the final load was paid off in the amount of $1,898,110.

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

     Rental income for the three months ended June 30, 2003 is $0 as there are no leases to produce revenue. Rental income for the three months ended June 30, 2002 was $16,500. Interest income was comparable for the three months ended June 30, 2003 and June 30, 2002. During the three months ended June 30, 2003 equipment held for sale was sold for a gain of $921,462. During the three months ended June 30, 2002, equipment with a book value of $119,719 was sold for $69,000 less expenses of sale of $871, resulting in a loss on sale of $51,590.

     Interest expense was comparable the three months ended June 30, 2003 and the three months ended June 30, 2002. Depreciation expense decreased from $8,455 for the three months ended June 30, 2002 to $0 for the three months ended June 30, 2003, as there is no depreciable equipment. General and Administrative Expenses decreased from $268,160 for the three months ended June 30, 2002 to $59,303 for the three months ended June 30, 2003. This was primarily due to decreased legal costs associated with the deposit for the right to obtain title for a specialty tug and barge on December 31, 2002.

     The net effect of the above revenue and expense items resulted in net income of $807,426 for the three months ended June 30, 2003, compared to a net loss of $344,599 for the three months ended June 30, 2002.

     During the three months ended June 30, 2003, the final loan was paid in the amount of $1,898,110.

Liquidity and Capital Resources

     Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners and meet administrative expenses. These short-term needs will be funded by Cash and Cash Equivalents at June 30, 2003.

     For the six months ended June 30, 2003, the Partnership had net income of $750,578. After adjusting net income during this period for the changes in operating assets and liabilities, net cash provided by operating activities was $3,026,478 and $1,898,110 was used to pay off the notes payable. In total, during the six months ending June 30, 2003, Cash and Cash Equivalents increased $1,128,368 from operating activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of June 30, 2003, of $1,407,062.

     In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at June 30, 2003, sufficient funds to make a final distribution and other obligations.

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

                                Cypress Equipment Fund II, Ltd.

Date:  August 14, 2003            By: /s/Stephen R. Harwood
                                      Stephen R. Harwood
                                      President of the Managing Partner
                                      Cypress Equipment Management Corp. II

Date:  August 14, 2003            By: /s/ Carol Georges
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

Date: August 14, 2003           By: /s/Stephen R. Harwood
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

Date: August 14, 2003          By: /s/ Carol Georges
                                   Carol Georges
                                   Director of Accounting
                                   Partnership Administration
                                   Raymond James and Associates