Form 10-Q
period 2003-09-30
CYPRESS EQUIPMENT FUND II LTD
filed 2003-11-12
CIK 881196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For Quarter Ended                 September 30, 2003

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
Title of Each Class                                   September 30, 2003
Units of Limited Partnership
Interest: $1,000 per unit                                 36,469

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on June 25, 2003
Parts III and IV - Form S-1 Registration Statement
and all amendments and supplements thereto
File No. 33-44119

PART I - Financial Information
  Item 1. Financial Statements

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)
BALANCE SHEETS
September 30, 2003	December 31, 2002

ASSETS
Deposit on Equipment
Rent and Sales Proceeds Receivable
Cash and Cash Equivalents

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes Payable
Payable to:  General Partners
             Others

    Total Liabilities

Partners' Equity:
Limited Partners (36,469 units outstanding at September 30, 2003 and December 31, 2002)
General Partners

    Total Partners' Equity

    Total Liabilities and Partners' Equity

(Unaudited) $ 0 0 1,333,291 ----------- $ 1,333,291 =========== $ 0 314,443 4,693 ----------- 319,136 ----------- 1,322,944 (308,789) ----------- 1,014,155 ----------- $ 1,333,291 ============

(Audited)

$ 2,410,000
11,000
278,694
-----------
$ 2,699,694
===========

$ 1,845,015
20,291
233,463
-----------
2,098,769
-----------

913,846
(312,921)
-----------
600,925
-----------
$ 2,699,694
============

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2003 ----	2002 ----

Revenues:
Rental Income
Interest Income
Gain (Loss) on Sale of Equipment
Gain on Sale of Other
Gain on Sale of Equipment Held for Sale

Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Management Fees - General Partners
Equipment Resale Fees - General Partners
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
2,037
0
0
921,462
----------
923,499
----------

0
314,239
34,250

4,672
104,013
53,095
0
----------
510,269
----------

413,230
0
----------
$  413,230
==========

$  409,098
4,132
----------
$  413,230
==========

$    11.22
==========
36,469
==========

$   60,000
1,778
(51,989)
2,376
0
----------
12,165
----------

3,951
0
0

7,152
502,062
90,941
26,756
----------
630,862
----------

(618,697)
11,022
----------
$ (607,675)
==========

$ (601,598)
(6,077)
----------
$ (607,675)
==========

$   (16.50)
==========
36,469
==========

The accompanying notes are an integral
part of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30,

2003 ----	2002 ---

Revenues:
Rental Income
Interest Income
Gain (Loss) on Sale of Equipment
Gain on Sale of Other

Total Revenues

Operating Expenses:
Management Fees-General Partners
Incentive Management Fees - General Partner
General and Administrative:
  Affiliates
  Other
Interest Expense
Depreciation and Amortization

  Total Operating Expenses

Net (Loss) before Equity in Income of Partnership
Equity in Partnership

Net (Loss)

Allocation of Net (Loss):
  Limited Partners
  General Partners

Net Income (Loss) per $1,000 Limited
Partnership Unit Outstanding

Number of Limited Partnership Units Outstanding

$        0
865
0
0
----------
865
----------

0
314,239

3,654
20,320
0
0
----------
338,213
----------

(337,348)
0
----------
$ (337,348)
==========

$ (333,975)
(3,373)
----------
$ (337,348)
==========

$    (9.16)
==========
36,469
==========

$   16,500
404
(399)
2,376
----------
18,881
----------

979
0

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
  Decrease in Equipment Held for Sale
  Decrease in Rents Receivable
  Increase (Decrease) in Payable to:
     General Partners
     Other

    Net Cash Provided (Used) by Operating     Activities

Cash Flows from Investing Activities:
  Distributions Received
  Proceeds from Sale of Equipment
  Proceeds from Sale of Partnership

    Net Cash Provided By Investing Activities

Cash Flows from Financing Activities:
   Repayment of Notes Payable

    Net Cash Used by Financing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$   413,230

0
0
53,095
0

2,410,000
11,000

294,152
(228,770)
----------

2,952,707
----------

0
0
0
----------
0
----------

(1,898,110)
----------
(1,898,110)
----------

1,054,597

278,694
----------
$1,333,291
==========

$  (607,675)

51,989
26,756
90,941
(11,022)

0
5,682

(1,044)
(19,069)
----------

(463,442)
----------

60,049
67,732
94,662
----------
222,443
----------

0
----------
0
----------

(240,999)

443,913
----------
$  202,914
==========

Non-Cash Activities:

Notes Payable in 2003 were increased by $53,095, the amount of Deferred Interest on Notes Payable.

Notes Payable in 2002 were increased by $90,941, the amount of Deferred Interest on Notes Payable.

The accompanying notes are an integral part
of these financial statements.

CYPRESS EQUIPMENT FUND II, LTD.
(a Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003

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

NOTE 2 - NOTES PAYABLE

   During the nine months ended September 30, 2003, the final loan was paid off in the amount of $1,898,110.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

   The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 2003:

      Incentive Management Fees                $314,239
      Equipment Resale Fees                      34,250
      General and Administrative Costs            4,672

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

NOTE 5 - CASH AND CASH EQUIVALENTS

   It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $1,333,291 at September 30, 2003, represents cash of $4,195, and money market mutual funds of $1,329,096.

NOTE 6 - SUBSEQUENT EVENTS

   On October 31, 2003 the limited partners were paid a final distribution of $990,082.00. The general partners were paid the incentive management fee of $314,239 on November 3, 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002.

   The Partnership expects to liquidate by December 31, 2003. The remaining asset is Cash and Cash Equivalents.

   Rental income for the nine months ended September 30, 2003 is $0 as there are no leases to produce revenue. Rental income for the nine months ended September 30, 2002 was $60,000. Interest income was comparable for the nine months ended September 30, 2003 and September 30, 2002. During the nine months ended September 30, 2003 equipment held for sale was sold for a gain of $921,462. During the nine months ended September 30, 2002 equipment with a book value of $119,719 was sold for $69,000 less expenses of sale of $1,270, resulting in a loss on sale of $51,989.

   Interest expense was comparable the nine months ended September 30, 2003 and the nine months ended September 30, 2002. Depreciation expense decreased from $19,964 for the nine months ended September 30, 2002 to $0 for the nine months ended September 30, 2003, as there is no depreciable equipment. General and Administrative Expenses decreased from $509,214 for the nine months ended September 30, 2002 to $108,685 for the nine months ended September 30, 2003. This was primarily due to decreased legal costs associated with the deposit for the right to obtain title for a specialty tug and barge on December 31, 2002.

   The net effect of the above revenue and expense items resulted in net income of $413,230 for the nine months ended September 30, 2003, compared to a net loss of $607,675 for the nine months ended September 30, 2002.

   During the nine months ended September 30, 2003, the final loan was paid off in the amount of $1,898,110.

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002.

   Rental income for the three months ended September 30, 2003 is $0 as there are no leases to produce revenue. Rental income for the three months ended September 30, 2002 was $16,500. Interest income was comparable for the three months ended September 30, 2003 and September 30, 2002. During the three months ended September 30, 2002, equipment with a book value of $119,719 was sold for $69,000 less expenses of sale of $1,270, resulting in a loss on sale of $51,989.

   Interest expense for the three months ended September 30, 2003 was $0 as there are no outstanding loans. For the three months ended September 30, 2002 was $30,659. Depreciation expense decreased from $7,062 for the three months ended September 30, 2002 to $0 for the three months ended September 30, 2003, as there is no depreciable equipment. General and Administrative Expenses decreased from $161,410 for the three months ended September 30, 2002 to $23,974 for the three months ended September 30, 2003. This was primarily due to decreased legal costs associated with the deposit for the right to obtain title for a specialty tug and barge on December 31, 2002.

   The net effect of the above revenue and expense items resulted in net loss of $337,348 for the three months ended September 30, 2003, compared to a net loss of $170,207 for the three months ended September 30, 2002.

Liquidity and Capital Resources

   Short-term liquidity requirements consist of funds needed to make cash distributions to limited and general partners, administrative expenses. These short-term needs will be funded by Cash and Cash Equivalents at September 30, 2003.

   For the nine months ended September 30, 2003, the Partnership had a net income of $413,230. After adjusting net income during this period for the changes in operating assets and liabilities, net cash provided by operating activities was $2,952,707 and $1,898,110 was used to pay off the notes payable. In total, during the nine months ending September 30, 2003, Cash and Cash Equivalents increased $1,054,597 from operating activities and financing activities, resulting in an ending Cash and Cash Equivalent balance as of September 30, 2003, of $1,333,291.

   In the opinion of the General Partners, the Partnership will have, through Cash and Cash Equivalents at September 30, 2003, sufficient funds to make a final distribution and meet other obligations.

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

                                  Cypress Equipment Fund II, Ltd.

Date:  November 12, 2003          By: /s/Stephen R. Harwood
                                      Stephen R. Harwood
                                      President of the Managing Partner
                                      Cypress Equipment Management Corp. II

Date:  November 12, 2003          By: /s/ Carol Georges
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

Date: November 12, 2003         By: /s/Stephen R. Harwood
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

Date: November 12, 2003        By: /s/ Carol Georges
                                   Carol Georges
                                   Director of Accounting
                                   Partnership Administration
                                   Raymond James and Associates